Form 10-Q
period 2013-09-30
DRIMEX INC.
filed 2013-11-14
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2013
Common Stock: $0.001	5,065,000

2 | Page

3 | Page

4 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$ 1,284	$ 5,068

Total Assets	$ 1,284	$ 5,068

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Loan from director	2,900	100

Total Liabilities	2,900	100

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,065,000 and 5,000,000 shares issued and outstanding, respectively	5,065	5,000
Additional paid-in Capital	1,235	-
Deficit accumulated during the development stage	(7,916)	(32)
Total Stockholders’ Equity (deficit)	(1,616)	4,968

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,284	$ 5,068

See accompanying notes to unaudited financial statements.

5 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013	For the period from August 10, 2012 (Inception) to September 30, 2013
REVENUES
Consulting fees	$ -	$ 2,000	$ 2,000

OPERATING EXPENSES
Bank fees	87	200	232
Business Licenses and Permits	-	500	500
Professional Fees	500	9,184	9,184

TOTAL OPERATING EXPENSES	587	9,884	9,916

NET LOSS	$ (587)	$ (7,884)	$ (7,916)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	n/a

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,030,385	5,010,128	n/a

See accompanying notes to unaudited financial statements.

6 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2013	For the period from August 10, 2012 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,884)	$ (7,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities: NONE
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,884)	(7,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,300	6,300
Loans from director	2,800	2,900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,100	9,200

NET INCREASE IN CASH	(3,784)	1,284
Cash, beginning of period	5,068	-
Cash, end of period	$ 1,284	$ 1,284

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to unaudited financial statements.

7 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (unaudited)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company had minimal revenues as of September 30, 2013.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

In May and September 2013, director loaned $ 2,800 for business operations.

These loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,900 as of September 30, 2013.

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

NOTE 5- COMMON STOCK

8 | Page

During the nine months ended September 30, 2012, the Company issued 65,000 common shares for cash proceeds of $1,300.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three And Nine Months Period Ended September 30, 2013

Our net loss for the three months period ended September 30, 2013 was $587. Our net loss for nine months period ended September 30, 2013 was $ 7,884.  During the three months ended September 30, 2013 we did not generate any revenue. During the nine months ended September 30, 2013 we generated $2,000 in revenue.

9 | Page

During the three month period ended September 30, 2013, our operating expenses were bank service charges and professional fees of $587.  During the nine months period ended September 30, 2013, our operating expenses were bank service charges, professional fees and business licenses and permits of $ 9,884. The weighted average number of shares outstanding was 5,030,385 for the three months period and 5,010,128 for the nine months period ended September 30, 2013.

Liquidity and Capital Resources

Three Months Period Ended September 30, 2013

As of September 30, 2013, our total assets were $1,284 compared to $5,068 in total assets at December 31, 2012. Total assets were comprised of cash and cash equivalents only. As of September 30, 2013, our current liabilities were $2,900, and stockholders’ deficit was $ 1,616, compared to current liabilities of $100 and stockholders' equity of $4,968 as of December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended September 30, 2013, net cash flows used in operating activities was $7,884. For the period from inception (August 10, 2012) to September 30, 2013, net cash flows from operating activities was $7,916.

Cash Flows from Investing Activities

For the nine months period ended September 30, 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended September 30, 2013, cash flow provided by financing activities was $4,100. For the period from inception (August 10, 2012) to September 30, 2013, net cash provided by financing activities was $9,200 received from proceeds from issuance of common stock and director loan.

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

10 | Page

financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' audit report accompanying our December 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

11 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Drimex Inc.
Dated: November 14, 2013	By: /s/ Vladimir Nedrygaylo
Vladimir Nedrygaylo, President and Chief Executive Officer and Chief Financial Officer

12 | Page

13 | Page