Form 10-K
period 2013-12-31
DRIMEX INC.
filed 2014-03-21
CIK 1569083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of March 21, 2014, the registrant had 5,905,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 21, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Drimex Inc. plans to operate in the power sport business. We plan to offer power sport vehicles and power sport accessories. From the beginning of operation our main goal will be to develop and promote our web site. Potential customers will have  the ability to search inventory from USA auctions using guest access. Customers will pay us a deposit and we will bid on items on their behalf. We will require deposit prior of the bidding of 20% of the bid on price of the vehicle. The minimum deposit on each vehicle is $1,000 USD. If the customer is the winning bidder of the auction of a vehicle, as soon as the auction is closed he/she will receive an e-mail notification with payment instructions. Full payment from the customer will be required within 2 days from the auction date. Our web site will offer the following services:

1) Pick-up of vehicles from any inland location in the US and delivery to sea ports.

2) Loading and shipping from major ports.

3) Preparing of customs export title clearance, Shipper's Export Declaration, Dock Receipt and Bill of Lading for each vehicle.

Each stage of a vehicle’s movement will be traced by clients on our custom web based customer management program.

We are going to find vehicles carriers for shipping within the US (from the point of auction to US ports)using Internet search. We will choose carrier with lowest rate and shortest time delivery of the vehicles. We plan to do internet search every time a customer purchases a vehicle.

We will work only with insured carrier for our shipping. Insurance company will compensate the loss and damage during shipment of vehicles within the US from the point of auction to delivery to US port.

We will help our customers obtain registration at the US based auctions. Customer will get auction item titled on his/her name. We are not going to use our own funds when helping customers obtain items from auctions. Our customers will be required to use their own funds to purchase the auction items.

Our services will not require a monthly/yearly fee. Our complete service is a door to door solution. Customers will have peace of mind and worry free experience with our buying and shipping services. Customers will choose from various auctions in USA. We will have a fee regardless of the final price on the auction. We are going to help with Insurance placement, export documents and title transfer.

We plan to lease space from shipping companies in the US. We will contract these companies to handle the physical aspects of our business such as handling and shipping our inventory.

Agreement with Anchor Freight Services, Inc.

ANCHOR FREIGHT SERVICES, INC will be the freight agent for the Company .The transporter will ship motorbikes, ATV, UTV, parts and other products, from the USA to any European ports.

The agreement is valid for a period of 12 months (10th day October 2012 to 10th day October 2013). The Company has an option to extend the terms for an additional 12 months on the same terms and condition. In consideration of Anchor Freight carrying the goods we have to pay charges calculated at the rates of 0.5 dollar per 1 kilogramm. The Transporter shall be responsible for the safe custody and security of the goods and its delivery at the destination within the scheduled time.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of December 31, 2013, no shares of our common stock have traded.

Number of Holders

As of December 31, 2013, the 5,905,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2013 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2012.

Our net loss for the fiscal year ended December 31, 2013 was $18,118 compared to a net loss of $ 32 during the fiscal year ended December 31, 2012. During fiscal year ended December 31, 2013, the Company has generated $2,000 in revenue.

During the fiscal year ended December 31, 2013, we incurred general and administrative expenses of $20,118 compared to general and administrative expenses of $32 incurred during fiscal year ended December 31, 2012.

Expenses incurred during the fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012 increased primarily due to the increased scale and scope of business operations.

 The weighted average number of shares outstanding was 5,278,301 for the fiscal year ended December 31, 2013 compared to 5,000,000 for the period from August 10, 2012 to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2013 AND 2012

As of December 31, 2013, our total assets were $7,850 comprised of cash of $ 7,850 and our total liabilities were $2,900 comprised of notes payable to related parties.

As of December 31, 2012, our total assets were $5,068 comprised of cash and cash equivalents of $5,068. Stockholders’ equity decreased from $4,968 as of December 31, 2012 to $4,950 as of December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2013, net cash flows used in operating activities was $18,118 consisting of a net loss of $18,118. For the fiscal year ended December 31, 2012, net cash flows used in operating activities were $32 consisting of a net loss of $32. Net cash flows used in operating activities was $18,150 for the period from inception August 10, 2012 to December 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2013, net cash from financing activities was $20,900 consisting of $18,100 of proceeds received from issuances of common stock and $2,800 in loan from a director. For the period from inception (August 10, 2012) to December 31, 2013, net cash provided by financing activities was $26,000 consisting of $23,100 of proceeds received from issuances of common stock and $2,900 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

DRIMEX INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm

10

Balance Sheet as of December 31, 2013 and 2012

                               11

Statement of Operations for the Year ended December 31, 2013 and from August 10, 2012 (Date of Inception) to December 31, 2012 and the

 period from August 10, 2012 (inception) to December 31, 2013

12

Statement of Stockholders’ Equity for the period from August 10, 2012

(inception) to December 31, 2013

                                                                            13

Statement of Cash Flows for the Year ended December 31, 2013 and from August 10, 2012 (Date of Inception) to December 31, 2012 and the

 period from August 10, 2012 (inception) to December 31, 2013

14

Notes to the Financial Statements

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Drimex, Inc.

(A Development Stage Company)

331 S Division Street

Carson City, NV 89703

We have audited the accompanying balance sheets of Drimex, Inc.  (a development stage company) (the “Company”) as of  December 31, 2013 and December 31, 2012, and the related statement of operations, change stockholders’ equity, and cash flows for the year ended December 31, 2013, for the period from August 10, 2012 (inception) to December 31, 2012, and for the period from August 10, 2012 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December  31, 2013 and December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from August 10, 2012 (inception) to December 31, 2012, and for the period from August 10, 2012 (inception) to December 31, 2013 , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 21, 2014

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	December 31, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$ 7,850	$ 5,068

Total Assets	$ 7,850	$ 5,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	2,900	100

Total Liabilities	2,900	100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,905,000 and 5,000,000 shares issued and outstanding, respectively	5,905	5,000
Additional paid in capital	17,195	-
Deficit accumulated during the development stage	(18,150)	(32)
Total Stockholders’ Equity	4,950	4,968

Total Liabilities and Stockholders’ Equity	$ 7,850	$ 5,068

See accompanying notes to financial statements.

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	Year ended December 31, 2013	For the period from August 10, 2012 (Inception) to December 31, 2012	For the period from August 10, 2012 (Inception) to December 31, 2013

REVENUES	$ 2,000	$ -	$ 2,000

OPERATING EXPENSES
Bank fees	370	32	402
Business License and Permits	499	-	499
Professional Fees	19,249	-	19,249

TOTAL OPERATING EXPENSES	20,118	32	20,150

NET LOSS FROM OPERATIONS	(18,118)	(32)	(18,150)

NET LOSS	$ (18,118)	$ (32)	$ (18,150)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	n/a

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,278,301	5,000,000	n/a

See accompanying notes to financial statements.

DRIMEX INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 10, 2012 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, August 10, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss	-	-	-	(32)	(32)

Balance, December 31, 2012	5,000,000	$ 5,000	$ -	$ (32)	$ 4,968

Shares issued for cash at $0.02 per share	905,000	905	-	-	18,100

Net loss	-	-	-	(18,118)	(18,118)

Balance, December 31, 2013	5,905,000	$ 5,905	$ -	$ (18,150)	$ 4,950

See accompanying notes to financial statements.

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	Year ended December 31, 2013	For the period from August 10, 2012 (Inception) to December 31, 2012	For the period from August 10, 2012 (Inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,118)	$ (32)	$ (18,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,118)	(32)	(18,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	18,100	5,000	23,100
Loans from director	2,800	100	2,900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,900	5,100	26,000

NET INCREASE IN CASH	2,782	5,068	7,850
Cash, beginning of period	5,068	-	-
Cash, end of period	$ 7,850	$ 5,068	$ 7,850

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Drimex Inc. was incorporated under the laws of the State of Nevada on August 10, 2012.  We are a development stage company in the power sports business. The company plans to buy motorcycles, all-terrain vehicles (ATV), snowmobiles, Utility Terrain Vehicle (UTV), power sports accessories from USA suppliers and sell them worldwide.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $7,850 of cash as of December 31, 2013 and $5,068 of cash as of December 31, 2012.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

Recent Accounting Pronouncements

Drimex Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – LOAN FROM DIRECTOR

On September 14, 2012, director loaned $100 to open bank account.

In May and September 2013, director loaned $ 2,800 for business operations.

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,900 as of December 31, 2013.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 28, 2012, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

During the fiscal year 2013, the Company issued 905,000 shares of common stock for cash proceeds of $18,100

There were 5,905,000 shares of common stock issued and outstanding as of December 31, 2013.

NOTE 6 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $18,150 that may be available to reduce future years’ taxable income in varying amounts and begin expiring in 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,171	$ 11
Less: valuation allowance	(6,171)	(11)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $18,150 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, management, including the Chief Executive Officer , concluded that the design and operation of disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Vladimir Nedrygaylo 311 S Division St, Carson City NV 89703	52	President, Chief Executive Officer, Secretary, Chief Financial Officer

Biographical Information and Background of officer and director

Vladimir Nedrygaylo has acted as our President, Secretary, Treasurer and sole Director since our incorporation on August 10, 2012. From 1992 till March 2002 he worked as independent auto dealer in Rostov on Don, Russian Federation. From March 2002 till April 2012 Mr. Vladimir Nedrygaylo owned and operated “SV AUTO”, a private motor bike dealership. With more than 20 years of experience in auto and motor bike and customer service, Mr. Vladimir Nedrygaylo has the plenty of established contacts in auto and motor bike business areas.

Mr. Nedrygaylo is not a director in any other U.S. reporting companies nor has he been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Vladimir Nedrygaylo; our president currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on August 10, 2012 until December 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Vladimir Nedrygaylo	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vladimir Nedrygaylo 311 S Division St, Carson City NV 89703	5,000,000 shares of common stock (director)	85%

The percent of class is based on 5,905,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended December 31, 2013, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended March 30, 2013, June 30, 2013, September 30, 2013, December 31, 2013.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIMEX INC.
Dated: March 21, 2014	By: /s/ Vladimir Nedrygaylo
Vladimir Nedrygaylo, President and Chief Executive Officer and Chief Financial Officer