Form 10-Q
period 2014-03-31
DRIMEX INC.
filed 2014-05-13
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 13, 2014
Common Stock: $0.001	5,905,000

3 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$ 3,312	$ 7,850

Total Assets	$ 3,312	$ 7,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 2,835	$ 2,900

Total Liabilities	2,835	2,900

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,905,000 and 5,905,000 shares issued and outstanding, respectively	5,905	5,905
Additional paid-in Capital	17,195	17,195
Deficit accumulated during the development stage	(22,623)	(18,150)
Total Stockholders’ Equity	477	4,950

Total Liabilities and Stockholders’ Equity	$ 3,312	$ 7,850

See accompanying notes to unaudited financial statements.

4 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from August 10, 2012 (Inception) to March 31, 2014
REVENUES
Consulting fees	$ -	$ 2,000	$ 2,000

OPERATING EXPENSES
Bank fees	48	72	450
Business Licenses and Permits	189	500	688
Miscellaneous Expense	36	-	36
Professional Fees	4,200	6,354	23,449

TOTAL OPERATING EXPENSES	4,473	6,926	24,623

NET LOSS	$ (4,473)	$ (4,926)	$ (22,623)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	n/a

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,905,000	5,000,000	n/a

See accompanying notes to unaudited financial statements.

5 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from August 10, 2012 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,473)	$ (4,926)	$ (22,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,473)	(4,926)	(22,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	23,100
Loans from director	5	-	2,905
Loan repayment	(70)	-	(70)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(65)	-	25,935

NET INCREASE IN CASH	(4,538)	(4,926)	3,312
Cash, beginning of period	7,850	5,068	-
Cash, end of period	$ 3,312	$ 142	$ 3,312

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to unaudited financial statements.

6 | Page

DRIMEX INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Drimex Inc. was incorporated under the laws of the State of Nevada on August 10, 2012.  We are a development stage company in the power sports business. The company plans to buy motorcycles, all-terrain vehicles (ATV), snowmobiles, Utility Terrain Vehicle (UTV), power sports accessories from USA suppliers and sell them worldwide.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10K, have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company had minimal revenues as of March 31, 2014.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 3 – LOAN FROM DIRECTOR

On September 14, 2012, director loaned $100 to open bank account.  During 2013, director loaned $ 2,800 for business operations. During the three months March 31, 2014, the Company repaid $70 to the director on these loans. These loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,835 as of March 31, 2014.

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

NOTE 5 – SUBSEQUENT EVENTS

7 | Page

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Periods Ended March 31, 2013 and 2014

Our net loss for the three months periods ended March 31, 2013 and 2014 were $4,926 and $4,473. During the three months periods ended March 31, 2013 we generated $2,000 in revenue. During the three months periods ended March 31, 2014 we have not generated any revenue.

During the three months period ended March 31, 2013, our operating expenses were bank fees of $72, professional fees of $6,354, business license and permits of $500.  During the three months period ended March 31, 2014, our operating expenses were bank fees of $48, professional fees of $4,200, business licenses and permits of $189 and miscellaneous fees of $36. The weighted average number of shares outstanding was 5,000,000 for the three months period ending March 31, 2013 and 5,905,000 for the three months period ended March 31, 2014.

8 | Page

Liquidity and Capital Resources

Three Months Period Ended March 31, 2014

As at March 31, 2014, our total assets were $3,312 compared to $7,850 in total assets at December 31, 2013. Total assets were comprised of cash and cash equivalents only. As at March 31, 2014, our current liabilities were $2,835. Stockholders’ equity was $ 477 as of March 31, 2014 compare to current liabilities of $2,900 and stockholders' equity of $4,950 as of December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended March 31, 2013, net cash flows used in operating activities was $(4,926).  For the three months period ended March 31, 2014, net cash flows used in operating activities was $(4,473) For the period from inception (August 10, 2012) to March 31, 2014, net cash flows from operating activities was $(22,623).

Cash Flows from Investing Activities

For the three months period ended March 31, 2013 and 2014, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months period ended March 31, 2014, cash flow for financing activities was $(65). For the period from inception (August 10, 2012) to March 31, 2014, net cash provided by financing activities was $25,935 received from proceeds from issuance of common stock and director loan.

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

Going Concern

The independent auditors' review report accompanying our December 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10 | Page

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

Drimex Inc.
Dated: May 13, 2014	By: /s/ Vladimir Nedrygaylo
Vladimir Nedrygaylo, President and Chief Executive Officer and Chief Financial Officer

11 | Page