Form 10-Q
period 2014-06-30
DRIMEX INC.
filed 2014-08-05
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 4, 2014
Common Stock: $0.001	5,905,000

3 | Page

DRIMEX INC.

BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2014	December 31, 2013
Current Assets
Cash and cash equivalents	$ 1,770	$ 7,850

Total Assets	$ 1,770	$ 7,850

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	1,500	-
Loan from director	2,835	2,900

Total Liabilities	4,335	2,900

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,905,000 and 5,905,000 shares issued and outstanding, respectively	5,905	5,905
Additional paid-in capital	17,195	17,195
Accumulated deficit	(25,665)	(18,150)
Total Stockholders’ Equity (deficit)	(2,565)	4,950

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,770	$ 7,850

See accompanying notes to unaudited financial statements.

4 | Page

DRIMEX INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
REVENUES
Consulting fees	$ -	$ -	$ -	$ 2,000

OPERATING EXPENSES
Bank fees	42	41	90	113
Business licenses and permits	-	-	189	500
Miscellaneous expense	-	-	36	-
Professional fees	3,000	2,330	7,200	8,684

TOTAL OPERATING EXPENSES	3,042	2,371	7,515	9,297

NET LOSS	$ (3,042)	$ (2,371)	$ (7,515)	$ (7,297)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,905,000	5,000,000	5,905,000	5,000,000

See accompanying notes to unaudited financial statements.

5 | Page

DRIMEX INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,515)	$ (7,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities: Accrued expenses	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,015)	(7,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	5	2,800
Loan repayment	(70)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(65)	2,800

NET INCREASE IN CASH	(6,080)	(4,497)
Cash, beginning of period	7,850	5,068
Cash, end of period	$ 1,770	$ 571

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to unaudited financial statements.

6 | Page

DRIMEX INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

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

During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  The Company had minimal revenues as of June 30, 2014.  The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 3 – LOAN FROM DIRECTOR

On September 14, 2012, director loaned $100 to open bank account. In May and September 2013, director loaned $ 2,800 for business operations. During the six months ended June 30, 2014, the Company repaid $70 to the director on these loans. These loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,905 as of June 30, 2014.

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

7 | Page

NOTE 5 – SUBSEQUENT EVENTS

On July 29, 2014, Vladimir Nedrygaylo, the principal shareholder of Drimex Inc. (the “Company”), consummated the transactions contemplated by the Stock Purchase Agreement dated as of June 25, 2014 which provided for the sale of 5,000,000 shares of common stock of the Company (the “Shares”) to Juanzi Cui (the “Purchaser”). The consideration paid for the Shares, which represent 84.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Mr. Nedrygaylo released the Company from all debts owed to him.

There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters. Effective as of July 29, 2014, in connection with the sale of the Shares, Vladimir Nedrygaylo resigned from all his positions as the sole officer and director of the Company.

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

Three Months Periods Ended June 30, 2013 and 2014

Our net loss for the three months periods ended June 30, 2013 and 2014 were $2,371 and $3,042. During the three months periods ended June 30, 2013 and 2014 we have not generated any revenue.

During the three months period ended June 30, 2013, our operating expenses were bank fees of $41 and professional fees of $2,330.  During the three months period ended June 30, 2014, our operating expenses were bank fees of $42 and

8 | Page

professional fees of $3,000. The weighted average number of shares outstanding was 5,000,000 for the three months period ending June 30, 2013 and 5,905,000 for the three months period ended June 30, 2014.

Liquidity and Capital Resources

Three Months Period Ended June 30, 2014

As at June 30, 2014, our total assets were $1,770 compared to $7,850 in total assets at December 31, 2013. Total assets were comprised of cash and cash equivalents only. As at June 30, 2014, our current liabilities were $4,335. Stockholders’ deficit was $ 2,565 as of June 30, 2014 compare to current liabilities of $2,900 and stockholders' equity of $4,950 as of December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended June 30, 2013, net cash flows used in operating activities was $(7,297).  For the six months period ended June 30, 2014, net cash flows used in operating activities was $(6,015).

Cash Flows from Investing Activities

For the six months period ended June 30, 2013 and 2014, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended June 30, 2014, cash flow for financing activities was $(65). For the six months period ended June 30, 2013, cash flow for financing activities was $2,800.

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

9 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Drimex Inc.
Dated: August 4, 2014	By: /s/ Vladimir Nedrygaylo
Vladimir Nedrygaylo, President and Chief Executive Officer and Chief Financial Officer

11 | Page