Form 10-Q/A
period 2014-06-30
DRIMEX INC.
filed 2014-08-08
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-186510

DRIMEX INC.
(Exact name of registrant as specified in its charter)

Nevada	3751	EIN 39-2079723
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

311 S Division Street

 Carson City, NV 89703

 (702) 425-5072

  (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yesx No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 6, 2014
Common Stock: $0.001	5,905,000

2

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 to amend and restate the Quarterly Report filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2014. The Form 10-Q filed on August 5, 2014 was not authorized to be filed by the chief executive and chief financial officer. Accordingly, for convenience and ease of reference, this Amendment amends and restates the entire previous Form 10-Q filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DRIMEX INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,770	$7,850

Total Assets	$1,770	$7,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	1,500	-
Loan from director	2,835	2,900

Total Liabilities	4,335	2,900

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,905,000 and 5,905,000 shares issued and outstanding, respectively	5,905	5,905
Additional paid-in capital	17,195	17,195
Accumulated deficit	(25,665)	(18,150)
Total Stockholders’ Equity (deficit)	(2,565)	4,950

Total Liabilities and Stockholders’ Equity (Deficit)	$1,770	$7,850

See accompanying notes to unaudited financial statements.

DRIMEX INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013
REVENUES
Consulting fees	$-	$-	$-	$2,000

OPERATING EXPENSES
Bank fees	42	41	90	113
Business licenses and permits	-	-	189	500
Miscellaneous expense	-	-	36	-
Professional fees	3,000	2,330	7,200	8,684

TOTAL OPERATING EXPENSES	3,042	2,371	7,515	9,297

NET LOSS	$(3,042)	$(2,371)	$(7,515)	$(7,297)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,905,000	5,000,000	5,905,000	5,000,000

See accompanying notes to unaudited financial statements.

DRIMEX INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,515)	$(7,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,015)	(7,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	5	2,800
Loan repayment	(70)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(65)	2,800

NET INCREASE IN CASH	(6,080)	(4,497)
Cash, beginning of period	7,850	5,068
Cash, end of period	$1,770	$571

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

DRIMEX INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Drimex Inc. was incorporated under the laws of the State of Nevada on August 10, 2012.  We are a company previously in the power sports business.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.   The Company had no revenues as of June 30, 2014.   The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.   These conditions raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 – SUBSEQUENT EVENTS

Effective July 29, 2014, in connection with the acquisition of 5,000,000 shares from the previous officer and director of the Company, Mrs. Juanzi Cui was appointed President, Chief Executive Officer, Chief Financial Officer and sole director of the Company.   The former officer and director released the Company from any and all obligations owed to him.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Plan of Operation

Juanzi Cui, who took control of the Company July 29, 2014, intends to have the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States. This transaction will occur when the requisite approvals and authorizations, if any, are obtained, and the appropriate disclosure is filed with the Securities and Exchange Commission.

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

For the three months e nded June 30, 2013 and June 30, 2014

Revenues

The Company   did not generate any revenues during the three months ended June 30, 2014 and June 30, 2013.

Total operating expenses

For the three months ended June 30, 2014, total operating expenses were $3,042, which included bank fees of $42 and professional fees of $3,000. During the three months period ended June 30, 2013, total operating expenses was $2,371, consisting of bank fees of $41 and professional fees of $2,330.

Net loss

Our net loss for the three months periods ended June 30, 2013 and 2014 was $2,371 and $3,042, respectively.

For the six months ended June 30, 2013 and June 30, 2014

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended June 30, 2014 and June 30, 2013.

Total operating expenses

For the six months ended June 30, 2014, total operating expenses were $7,515, which included professional fees in the amount of $7,200, business licenses of $189, bank fees of $90, and miscellaneous expenses of $36. For the six months ended June 30, 2013, total operating expenses were $9,297, which included professional fees in the amount of $8,684 and general and administrative expenses of $613. Professional fees were higher during the six months ended June 30, 2013 compared to June 30, 2014 primarily due to additional securities filings during this period.

Net loss

For the six months ended June 30, 2014, the Company had a net loss of $7,515, as compared to a net loss for the six months ended June 30, 2013 of $7,297.

Liquidity and Capital Resources

As at June 30, 2014, our total assets were $1,770 compared to $7,850 in total assets at December 31, 2013. Total assets were comprised of cash and cash equivalents only. As of June 30, 2014, our current liabilities were $4,335. Stockholders’ deficit was $ 2,565 as of June 30, 2014 compared to current liabilities of $2,900 and stockholders' equity of $4,950 as of December 31, 2013.   The Company believes that it will require $50,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer and director and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company had no revenues and incurred a net loss of $3,042 for the quarter ended June 30, 2014. This factor raises substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

None

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Drimex Inc.

Dated: August 8, 2014	By	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

