Form 10-Q
period 2014-09-30
MAKINGORG, INC.
filed 2014-11-14
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-186510

MakingORG, Inc.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	6770 (Primary Standard Industrial Classification Number)	39-2079723 (IRS Employer Identification Number)

5042 Wilshire Blvd #3018
Los Angeles, CA 90036
(213) 805-5799
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
Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2014
Common Stock: $0.001	35,430,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$7,850

Total Assets	$-	$7,850

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$4,466	$-
Due to related party	4,786	2,900
Total Liabilities	9,252	2,900

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,430,000 shares issued and outstanding, respectively	35,430	35,430
Additional paid in capital	(11,265)	(12,330)
Accumulated deficit	(33,417)	(18,150)
Total Stockholders' Equity (deficit)	(9,252)	4,950

Total Liabilities and Stockholders' Equity (Deficit)	$-	$7,850

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Consulting fees	$-	$-	$-	$2,000

OPERATING EXPENSES
Bank fees	-	87	90	200
Business licenses and permits	-	-	189	500
Miscellaneous expense	722	-	758	-
Professional fees	7,030	500	14,230	9,184
TOTAL OPERATING EXPENSES	7,752	587	15,267	9,884

NET LOSS	$(7,752)	$(587)	$(15,267)	$(7,884)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	30,182,310	35,430,000	30,060,768

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,267)	$(7,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses	4,466	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,801)	(7,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,300
Loan from related party	4,786	2,800
Loan repayment to previous director	(1,835)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,951	4,100

NET DECREASE IN CASH	(7,850)	(3,784)
Cash, beginning of period	7,850	5,068
Cash, end of period	$-	$1,284

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON- FINANCING ACTIVITIES
Forgiveness of related party loan	$1,065	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Drimex Inc. was incorporated under the laws of the State of Nevada on August 10, 2012 and was previously in the power sports business. On August 22, 2014, the Company changed its name to MakingORG, Inc. The trading symbol of the Company is "CQCQ" and fiscal year end is December 31.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

During the quarter ended September 30, 2014, the Company has elected to adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had no revenues as of September 30, 2014.   The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – DUE TO RELATED PARTY

As of December 31, 2013, the Company was obligated to the previous director, for a non-interest bearing demand loan with a balance of $2,900. During the quarter ended September 30, 2014, the Company repaid $1,835 to this director. The remaining $1,065 balance of the loan was forgiven by the previous director and recorded as additional paid-in capital.

As of September 30, 2014, the Company was obligated to the new director, for a unsecured, non-interest bearing demand loan with a balance of $4,786.

NOTE 4 – EQUITY

Preferred Stock

On August 22, 2014, the Company amended and restated Articles of Incorporation and authorized 50,000,000 preferred shares with a par value of $0.001 per share.

There were no preferred shares issued and outstanding as at September 30, 2014 and December 31, 2013.

Common Stock

On August 22, 2014, the Company amended and restated Articles of Incorporation and increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000, with a par value of $0.001 per share.

Effective August 22, 2014, the Company effected a 6 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of the Corporation's $0.001 par value common stock for every 1 share owned.

The Company's balance sheets and statements of operations were retroactively adjusted to give effect to the 6 for 1 forward split.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "MakingOrg," the "Company," "we," "our" or "us" refer to MakingOrg, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Plan of Operation

On August 22, 2014, the Company amended and restated Articles of Incorporation, changed the name of the Company and increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000, with a par value of $0.001 per share.

Effective August 22, 2014, the Company effected a 6 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of the Corporation's $0.001 par value common stock for every 1 share owned.

Juanzi Cui, who took control of the Company July 29, 2014, intends to have the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States. This transaction will occur when the requisite approvals and authorizations, if any, are obtained, and the appropriate disclosure is filed with the Securities and Exchange Commission. Accordingly, we are considered a blank check company until and unless this proposed transaction occurs or we conduct another business. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Results of Operation

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 21, 2014. Results for interim periods may not be indicative of results for the full year.

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended September 30, 2014 and September 30, 2013.

Total operating expenses

For the three months ended September 30, 2014, total operating expenses were $7,752, which included $7,030 of professional fees and $722 of miscellaneous expenses. During the three months ended September 30, 2013, total operating expenses was $587, consisting of $500 of professional fees and $87 of bank fees.

Net loss

Our net loss for the three months periods ended September 30, 2014 and September 30, 2013 was $7,752 and $587, respectively.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenues

The Company is in its development stage and did not generate any revenues during the nine months ended September 30, 2014.  The Company generated $2,000 in revenues during the nine months ended September 30, 2013.

Total operating expenses

For the nine months ended September 30, 2014, total operating expenses were $15,267, which included professional fees in the amount of $14,230, miscellaneous expenses in the amount of $758, business licenses and permits of $189 and bank fees of $90. For the nine months ended September 30, 2013, total operating expenses were $9,884, which included professional fees $9,184, bank service charges $200 and business licenses and permits $500.

Net loss

For the nine months ended September 30, 2014, the Company had a net loss of $15,267, as compared to a net loss for the nine months ended September 30, 2013 of $7,884.

Liquidity and Capital Resources

As of September 30, 2014, our total assets were zero. As of September 30, 2014, our current liabilities were $9,252. Stockholders' deficit was $9,252 as of September 30, 2014.  The Company believes that it will require $60,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer and director and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended September 30, 2014, net cash flows used in operating activities was $10,801.  For the nine months period ended September 30, 2013, net cash flows used in operating activities was $7,884.

Cash Flows from Investing Activities

For the nine months period ended September 30, 2014 and 2013, the Company did not generate any cash flow.
Cash Flows from Financing Activities
We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended September 30, 2014, cash flow for financing activities was $2,951. For the nine months period ended September 30, 2013, cash flow for financing activities was $4,100.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements.

Going Concern

The Company had no revenues and incurred a net loss of $7,752 for the quarter ended September 30, 2014. This factor raises substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T).   Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.      Legal Proceedings.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakingORG, Inc.
Dated: November 14, 2014	By: /s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)