Form 10-K
period 2014-12-31
MAKINGORG, INC.
filed 2015-03-12
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
Commission file number: 000-55260

MAKINGORG, INC.
(Exact name of registrant as specified in its charter)

Nevada	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

5042 Wilshire Blvd #3018
Los Angeles, CA 90036
 (Address of principal executive offices)

(213) 805-5799
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                              Accelerated filer ☐
Non-accelerated filer   ☐                                                                                             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒   No ☐

There is no trading market for the registrant's common stock.  Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant's most recently complete second fiscal quarter.

As of March 10, 2015, 35,430,000 shares of the issuer's common stock were issued and outstanding.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to MakingORG, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

The Company was incorporated in the State of Nevada on August 10, 2012 to be in the power sports business.
On July 29, 2014, Vladimir Nedrygaylo, the principal shareholder of Drimex Inc. consummated the transactions contemplated by the Stock Purchase Agreement dated as of June 24, 2014 which provided for the sale of 5,000,000 shares of common stock (not adjusted for the forward split described below) of the Company (the "Shares") to Juanzi Cui. The consideration paid for the Shares, which represented 84.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was the personal funds of Mrs. Cui. In connection with the transaction, Mr. Nedrygaylo released the Company from all debts owed to him.
Mrs. Cui became the Company's sole officer and director.
On August 22, 2014, the Company amended and restated Articles of Incorporation, changed the name of the Company from "Drimex, Inc." to "MakingORG, Inc." and increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000, with a par value of $0.001 per share.
Effective August 22, 2014, the Company effected a 6 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of the Corporation's $0.001 par value common stock for every 1 share owned. All share and per share amounts presented in this Annual Report and the financial statements and notes thereto have been adjusted for the stock split.

Juanzi Cui, who took control of the Company as described above, intends that the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States. This transaction will occur when the requisite approvals and authorizations, if any, are obtained, and the appropriate disclosure is filed with the Securities and Exchange Commission. Accordingly, we are now considered a blank check company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to open a line of organic food stores or stores-in-stores within the Asian communities in the United States. Alternatively, we might identify and negotiate with a business target for the merger of that entity with and into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We can provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Competition

The Company is an insignificant participant among firms which engage in business combinations with development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises.  The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

We are a development stage company and currently have no full time employees. All functions including development, strategy, negotiations and administration are currently being provided by Mrs. Cui, our sole executive officer and director, on a voluntary basis.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

We do not lease or own any real property.  We do not believe that at this stage in our development we need physical space.  The Company currently uses a virtual office service address for which it pays $30 per month for such address.

Item 3.       Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014 we became listed on the OTCQB Bulletin Board under the symbol "DRIM". As of August 25, 2014 the trading symbol of the Company changed to "CQCQ". Since such time, there has been minimal trading in our common stock. The stock closed at $3.25 on September 30, 2014 and $4.00 on December 31, 2014.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future.  Declaration  or  payment  of  dividends,  if  any, in the future, will be at the discretion  of  our  Board  of  Directors  and  will  depend on our then current financial  condition,  results  of  operations, capital  requirements and other factors  deemed  relevant  by  the  board  of  directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of March 9, 2015, there were 35,430,000 shares of common stock issued and outstanding, which were held by 134 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the Company's fiscal year ended December 31, 2014.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-K.

Overview

We are a shell company. Juanzi Cui, who took control of the Company as described above, intends that the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States. This transaction will occur when the requisite approvals and authorizations, if any, are obtained, and the appropriate disclosure is filed with the Securities and Exchange Commission. Alternatively, we might identify and negotiate with a business target for the merger of that entity with and into the Company.

Plan of Operation

Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we are no longer focused on operating a business and have abandoned our initial business plan. Although our sole officer and director intends to have the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States, we might just identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation.  No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officer and director of the Company is currently employed in other positions and will devote only a portion of their time (not more than three hours per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time she is expected to spend full time in investigating and closing any acquisition. In addition, in the face of competing demands for her time, the officers and directors may grant priority to their full-time positions rather than to the Company.

 Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. The officer and director of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's stockholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's anticipation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its stockholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company's officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, the officer and director of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any company or product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Results of Operations

For the years ended December 31, 2014 and December 31, 2013

Revenues

The Company did not generate any revenues during the year ended December 31, 2014 and had $2,000 of consulting fees for the year ended December 31, 2013.

Total operating expenses

During the year ended December 31, 2014, total operating expenses were $23,953, which consisted of professional fees of $22,765, miscellaneous expenses of $909, business licenses and permits of $189 and bank fees of $90. During the year ended December 31, 2013, total operating expenses were $20,118, which consisted of professional fees of $19,249, business licenses and permits of $499 and bank fees of $370. Total operating expenses increased $3,835, or 19%, primarily as a result of the $3,516 increase in professional fees in the year ended December 31, 2014 from the year ended December 31, 2013 and having no miscellaneous expenses in the year ended December 31, 2013 compared to $909 in the year ended December 31, 2014.

Net loss

During the year ended December 31, 2014, the Company had a net loss of $23,953, as compared with a net loss of $18,118 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had no cash and total liabilities of $17,938, of which $17,587 is due to our sole officer and director as an unsecured, non-interest bearing demand loan.
The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than an oral arrangement with Mrs. Cui to fund the expenses of the Company, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a shell company and has no operations.  The Company had no revenues and incurred a net loss of $23,953 for the year ended December 31, 2014 and a net loss of $18,118 for the year ended December 31, 2013.  In addition, the Company had a stockholders' deficiency of $17,938 at December 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.        Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
MakingORG, Inc (formerly Drimex Inc.)
Los Angeles, CA

We have audited the accompanying balance sheets of MakingORG, Inc. (formerly Drimex Inc.) (the "Company") as of December 31, 2014 and 2013 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

March 9, 2015

MakingORG, Inc.
(formerly DRIMEX Inc.)
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$-	$7,850

Total Assets	$-	$7,850

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$351	$-
Due to related party	17,587	2,900
Total Liabilities	17,938	2,900

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	(11,265)	(12,330)
Accumulated deficit	(42,103)	(18,150)
Total Stockholders' Equity (deficit)	(17,938)	4,950

Total Liabilities and Stockholders' Equity (Deficit)	$-	$7,850

See accompanying notes to financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
STATEMENTS OF OPERATIONS

	For years ended
	December 31,
	2014	2013
REVENUES
Consulting fees	$-	$2,000

OPERATING EXPENSES
Bank fees	90	370
Business licenses and permits	189	499
Miscellaneous expense	909	-
Professional fees	22,765	19,249
TOTAL OPERATING EXPENSES	23,953	20,118

LOSS BEFORE INCOME TAX	$(23,953)	$(18,118)

Income tax provision	-	-

NET LOSS	$(23,953)	$(18,118)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	31,669,806

See accompanying notes to financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2012	30,000,000	$30,000	$(25,000)	$(32)	$4,968
Shares issued for cash at $0.02 per share	5,430,000	5,430	12,670	-	18,100
Net loss	-	-	-	(18,118)	(18,118)
Balance, December 31, 2013	35,430,000	35,430	(12,330)	(18,150)	4,950
Loan forgiven by previous directors	-	-	1,065	-	1,065
Net loss	-	-	-	(23,953)	(23,953)
Balance, December 31, 2014	35,430,000	$35,430	$(11,265)	$(42,103)	$(17,938)

See accompanying notes to financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,953)	$(18,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	351	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,602)	(18,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	18,100
Loan from related party	17,587	2,800
Loan repayment to previous director	(1,835)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,752	20,900

NET (DECREASE) INCREASE IN CASH	(7,850)	2,782
Cash, beginning of period	7,850	5,068
Cash, end of period	$-	$7,850

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES
Loan forgiven by previous directors	$1,065	$-

See accompanying notes to financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – ORGANIZATION AND AND NATURE OF BUSINESS

Drimex Inc. was incorporated under the laws of the State of Nevada on August 10, 2012 and was previously in the power sports business. On July 29, 2014, Mr. Juanzi Cui took control of the Company. The Company now intends to open a line of organic food stores or stores-in-stores within the Asian communities in the United States. On August 22, 2014, the Company changed its name to MakingORG, Inc. The trading symbol of the Company is "CQCQ" and the fiscal year end is December 31.

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

Accounting Basis
The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had zero cash as at December 31, 2014 and $7,850 cash as at December 31, 2013.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at December 31, 2014 and 2013.

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended December 31, 2014.

The Company's management has considered all recent accounting pronouncements. Management believes that these recent pronouncements except ASU 2014-10 will not have a material effect on the Company's financial statements.

NOTE 4 – DUE TO RELATED PARTY

As at December 31, 2013, the Company was obligated to the previous director, for a non-interest bearing demand loan with a balance of $2,900. During the period ended December 31, 2014, the Company repaid $1,835 to this director. The remaining $1,065 balance of the loan was forgiven by the previous director and recorded as additional paid-in capital.

As at December 31, 2014, the Company was obligated to the new director, for an unsecured, non-interest bearing demand loan with a balance of $17,587.

NOTE 5 – EQUITY

Preferred Stock

On August 22, 2014, the Company amended and restated Articles of Incorporation and authorized 50,000,000 preferred shares with a par value of $0.001 per share.

There were no preferred shares issued and outstanding as at December 31, 2014 and December 31, 2013.

Common Stock

The Company has 150,000,000, $0.001 par value shares of common stock authorized.

On December 28, 2012, the Company issued 30,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

During the fiscal year 2013, the Company issued 5,430,000 shares of common stock for cash proceeds of $18,100.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. The Company's sole officer has provided office services without charge.   There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Years Ended
	December 31,
	2014	2013
Tax benefit at statutory rates	$8,144	$6,160
Change in valuation allowance	(8,144)	(6,160)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carry forwards	$14,315	$6,171
Valuation allowance	(14,315)	(6,171)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $42,103, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.
Lack of Segregation of Duties
Management is aware that there is a lack of segregation of duties at the Company due to the lack of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of hiring employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.
In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.

Name	Age	Position
Juanzi Cui	45	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 45, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

Effective as of July 29, 2014, in connection with the sale of the Shares, Vladimir Nedrygaylo resigned from all his positions as the sole officer and director of the Company. The Board of Directors of the Company elected Juanzi Cui as President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director of the Company, to serve until her successors are duly appointed and qualified.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders' meeting and is qualified, subject to removal by the Company's stockholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors.

Our sole director and officer is not a director in any other reporting companies. Mrs. Cui has not been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics; Financial Expert

Because of the small size and limited resources of the Company, we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director.  Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with our sole executive and director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Our sole executive officer and director complied with the Section 16(a) filing requirements since she acquired control of the Company.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.    Executive Compensation.

Summary Compensation

Since our incorporation in August 2012, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation in August 2012, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 9, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 35,430,000 shares of our common stock issued and outstanding as of March 9, 2015.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 5042 Wilshire Blvd., #3018, Los Angeles, CA 90036.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.75%

Directors and officers as a group (1 person)	25,421,468	71.75%

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

On July 29, 2014, Vladimir Nedrygaylo, the principal shareholder of Drimex Inc. consummated the transactions contemplated by the Stock Purchase Agreement dated as of June 24, 2014 which provided for the sale of 5,000,000 shares of common stock (not adjusted for the forward split described below) of the Company (the "Shares") to Juanzi Cui. The consideration paid for the Shares, which represented 84.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was the personal funds of Mrs. Cui. In connection with the transaction, Mr. Nedrygaylo released the Company from all debts owed to him. Mrs. Cui became the Company's sole officer and director.
As at December 31, 2014, the Company was obligated to Juanzi Cui, the sole officer and director, for an unsecured, non-interest bearing demand loan with a balance of $17,587.
Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors."

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant is MaloneBailey LLP. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Audit Fees	$9,000	$8,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibits
Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of MakingORG, Inc. (1)
3.2	Bylaws (2)
10.1	Service Contract with Anchor Freight Services, Inc. (2)
99	Subscription Agreement (2)
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

*Filed herewith

(1) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed on August 22, 2014
(2) Incorporated by reference to the corresponding exhibit to the Company's registration statement on Form S-1 on filed on February 8, 2013

 SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKINGORG, INC.

Dated: March 12, 2015	By:	/s/ Juanzi Cui
Name: Juanzi Cui
Title: President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2015	By:	/s/ Juanzi Cui
Name: Juanzi Cui
Title: President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)