Form 10-Q
period 2015-03-31
MAKINGORG, INC.
filed 2015-05-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes [ ] No [X]
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [  ]
Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
N/A
Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No[    ]
Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of May 12, 2015
Common Stock: $0.001	35,430,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$3,502	$351
Due to related party	25,652	17,587
Total Liabilities	29,154	17,938

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding, respectively	35,430	35,430
Additional paid in capital	(11,265)	(11,265)
Accumulated deficit	(53,319)	(42,103)
Total Stockholders' Equity (deficit)	(29,154)	(17,938)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES
Bank fees	-	48
Business licenses and permits	-	189
Miscellaneous expenses	98	36
Professional fees	11,118	4,200
TOTAL OPERATING EXPENSES	11,216	4,473

LOSS BEFORE INCOME TAX	(11,216)	(4,473)

Income tax provision	-	-

NET LOSS	$(11,216)	$(4,473)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,216)	$(4,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	3,151	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,065)	(4,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	8,065	5
Loan repayment to previous director	-	(70)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,065	(65)

NET DECREASE IN CASH	-	(4,538)
Cash, beginning of period	-	7,850
Cash, end of period	$-	$3,312

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2015
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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had no revenues as of March 31, 2015.   The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 3 – DUE TO RELATED PARTY

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the three months ended March 31, 2015, the Company's sole officer advanced to the Company an amount of $8,065 by the way of loan. As at March 31, 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $25,652.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share. As at March 31, 2015 and December 31, 2014, there were no preferred shares issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. As at March 31, 2015 and December 31, 2014, there were 35,430,000 common shares issued and outstanding.

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

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this  Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Results of Operation

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 12, 2015. Results for interim periods may not be indicative of results for the full year.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

The Company did not generate any revenues during the three months ended March 31, 2015 and 2014.

Total operating expenses

For the three months ended March 31, 2015, total operating expenses were $11,216, which included $11,118 of professional fees and $98 of miscellaneous expenses. During the three months ended March 31, 2014, total operating expenses was $4,473, consisting of $4,200 of professional fees, $48 of bank fees, $189 of business licenses and permits, and $36 of miscellaneous expenses.

Net loss

Our net loss for the three months periods ended March 31, 2015 and March 31, 2014 was $11,216 and $4,473, respectively.

Liquidity and Capital Resources

As at March 31, 2015, our total assets were zero and our current liabilities were $29,154. The Company believes that it will require $60,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer and director and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2015, net cash flows used in operating activities was $8,065.  For the three months ended March 31, 2014, net cash flows used in operating activities was $4,473.

Cash Flows from Investing Activities

For the three months ended March 31, 2015 and 2014, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities
We have financed our operations primarily from either advancements or the issuance of equity. For the three months ended March 31, 2015, cash flow provided by financing activities was $8,065. For the three months ended March 31, 2014, cash flow used in financing activities was $65.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements.

Going Concern

The Company had no revenues and incurred a net loss of $11,216 for the three months ended March 31, 2015. As at March 31, 2015, the Company had accumulated deficit of $53,319. This factor raises substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

MakingORG, Inc.
Dated: May 15, 2015	By: /s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)