Form 10-Q
period 2015-06-30
MAKINGORG, INC.
filed 2015-08-13
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]
Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2015
Common Stock: $0.001	35,430,000

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$3,693	$351
Due to related party	31,817	17,587
Total Liabilities	35,510	17,938

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding, respectively	35,430	35,430
Additional paid in capital	(11,265)	(11,265)
Accumulated deficit	(59,675)	(42,103)
Total Stockholders' Equity (Deficit)	(35,510)	(17,938)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Bank fees	-	42	-	90
Business licenses and permits	-	-	-	189
Miscellaneous expenses	101	-	199	36
Professional fees	6,255	3,000	17,373	7,200
TOTAL OPERATING EXPENSES	6,356	3,042	17,572	7,515

LOSS BEFORE INCOME TAX	(6,356)	(3,042)	(17,572)	(7,515)

Income tax provision	-	-	-	-

NET LOSS	$(6,356)	$(3,042)	$(17,572)	$(7,515)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,572)	$(7,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	3,342	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,230)	(6,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	14,230	5
Loan repayment to previous director	-	(70)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,230	(65)

NET DECREASE IN CASH	-	(6,080)
Cash, beginning of period	-	7,850
Cash, end of period	$-	$1,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
(formerly DRIMEX Inc.)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2015
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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had no revenues as of June 30, 2015.   The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

During the six months ended June 30, 2015, the Company's sole officer advanced to the Company an amount of $14,230 by the way of loan. As at June 30, 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $31,817.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share. As at June 30, 2015 and December 31, 2014, there were no preferred shares issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. As at June 30, 2015 and December 31, 2014, there were 35,430,000 common shares issued and outstanding.

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

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended June 30, 2015 and 2014.

Total operating expenses

For the three months ended June 30, 2015, total operating expenses were $6,356, which included $6,255 of professional fees and $101 of miscellaneous expenses. During the three months ended June 30, 2014, total operating expenses was $3,042, consisting of $3,000 of professional fees and $42 of bank fees.

Net loss

Our net loss for the three months periods ended June 30, 2015 and June 30, 2014 was $6,356 and $3,042, respectively.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended June 30, 2015 and 2014.

Total operating expenses

For the six months ended June 30, 2015, total operating expenses were $17,572, which included $17,373 of professional fees and $199 of miscellaneous expenses. During the six months ended June 30, 2014, total operating expenses was $7,515, consisting of $7,200 of professional fees, $90 of bank fees, $189 of business licenses and permits, and $36 of miscellaneous expenses.

Net loss

Our net loss for the six months periods ended June 30, 2015 and June 30, 2014 was $17,572 and $7,515, respectively.

Liquidity and Capital Resources

As at June 30, 2015, our total assets were zero and our current liabilities were $35,510. The Company believes that it will require $60,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer and director and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2015, net cash flows used in operating activities was $14,230.  For the six months ended June 30, 2014, net cash flows used in operating activities was $6,015.

Cash Flows from Investing Activities

For the six months ended June 30, 2015 and 2014, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities
We have financed our operations primarily from either advancements or the issuance of equity. For the six months ended June 30, 2015, cash flow provided by financing activities was $14,230. For the six months ended June 30, 2014, cash flow used in financing activities was $65.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements.

Going Concern

The Company had no revenues and incurred a net loss of $17,572 for the six months ended June 30, 2015. As at June 30, 2015, the Company had accumulated deficit of $59,675. This factor raises substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30,2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of June 30, 2015 based on the material weaknesses described below:

•            Because the Company consists of one person who acts as the sole officer and director of the Company, there are limited controls over information processing.
•            There is an inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional   staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.
•            The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.
•            There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

None.

Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakingORG, Inc.
Dated: August 13, 2015	By: /s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)