Form 10-Q
period 2015-09-30
MAKINGORG, INC.
filed 2015-11-12
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2015
Common Stock: $0.001	35,430,000

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$2,479	$351
Due to related party	38,309	17,587
Total Liabilities	40,788	17,938

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,430,000 shares issued and outstanding, respectively	35,430	35,430
Additional paid in capital	(11,265)	(11,265)
Accumulated deficit	(64,953)	(42,103)
Total Stockholders’ Deficit	(40,788)	(17,938)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Bank fees	-	-	-	90
Business licenses and permits	-	-	-	189
Miscellaneous expenses	341	722	540	758
Professional fees	4,937	7,030	22,310	14,230
TOTAL OPERATING EXPENSES	5,278	7,752	22,850	15,267

LOSS BEFORE INCOME TAX	(5,278)	(7,752)	(22,850)	(15,267)

Income tax provision	-	-	-	-

NET LOSS	$(5,278)	$(7,752)	$(22,850)	$(15,267)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,850)	$(15,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	2,128	4,466
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,722)	(10,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	20,722	4,786
Loan repayment to previous director	-	(1,835)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,722	2,951

NET DECREASE IN CASH	-	(7,850)
Cash, beginning of period	-	7,850
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON- FINANCING ACTIVITIES
Forgiveness of related party loan	$-	$1,065

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

MakingORG, Inc. was incorporated under the laws of the State of Nevada on August 10, 2012 as Drimex Inc. and was previously in the power sports business. On July 29, 2014, Mr. Juanzi Cui took control of the Company. The Company now intends to open a line of organic food stores or stores-in-stores within the Asian communities in the United States. On August 22, 2014, the Company changed its name to MakingORG, Inc. The trading symbol of the Company is "CQCQ" and the fiscal year end is December 31.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had no revenues as of September 30, 2015. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

During the nine months ended September 30, 2015, the Company's sole officer advanced to the Company an amount of $20,722 by the way of loan. As at September 30, 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $38,309.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share. As at September 30, 2015 and December 31, 2014, there were no preferred shares issued and outstanding.

Common Stock

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. As at September 30, 2015 and December 31, 2014, there were 35,430,000 common shares issued and outstanding.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “MakingOrg,” the “Company,” “we,” “our” or “us” refer to MakingOrg, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended September 30, 2015 and 2014.

Total operating expenses

For the three months ended September 30, 2015, total operating expenses were $5,278, which included $4,937 of professional fees and $341 of miscellaneous expenses. During the three months ended September 30, 2014, total operating expenses was $7,752, consisting of $7,030 of professional fees and $722 of miscellaneous expenses.

Net loss

Our net loss for the three months ended September 30, 2015 and September 30, 2014 was $5,278 and $7,752, respectively.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenues

The Company is in its development stage and did not generate any revenues during the nine months ended September 30, 2015 and 2014.

Total operating expenses

For the nine months ended September 30, 2015, total operating expenses were $22,850, which included $22,310 of professional fees and $540 of miscellaneous expenses. During the nine months ended September 30, 2014, total operating expenses was $15,267, consisting of $14,230 of professional fees, $90 of bank fees, $189 of business licenses and permits, and $758 of miscellaneous expenses.

Net loss

Our net loss for the nine months ended September 30, 2015 and September 30, 2014 was $22,850 and $15,267, respectively.

Liquidity and Capital Resources

As at September 30, 2015, our total assets were zero and our current liabilities were $40,788. The Company believes that it will require $60,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer and director and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2015, net cash flows used in operating activities was $20,722.  For the nine months ended September 30, 2014, net cash flows used in operating activities was $10,801.

Cash Flows from Investing Activities

For the nine months ended September 30, 2015 and 2014, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities
We have financed our operations primarily from either advancements or the issuance of equity. For the nine months ended September 30, 2015, cash flow provided by financing activities was $20,722. For the nine months ended September 30, 2014, cash flow provided by financing activities was $2,951.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements.

Going Concern

The Company had no revenues and incurred a net loss of $22,850 for the nine months ended September 30, 2015. As at September 30, 2015, the Company had accumulated deficit of $64,953. This factor raises substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d- 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30,2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, was inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of September 30, 2015 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

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

MakingORG, Inc.
Dated: November 12, 2015	By: /s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)