Form 10-K
period 2015-12-31
MAKINGORG, INC.
filed 2016-03-25
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
Commission file number: 000-55260

MAKINGORG, INC.
(Exact name of registrant as specified in its charter)

Nevada	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

5042 Wilshire Blvd #3018
Los Angeles, CA 90036
 (Address of principal executive offices)

(213) 805-5799
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☒   No ☐

Although there is no trading market for the registrant’s common stock, the aggregate market value of the voting and non-voting common equity as of the last business day of the registrant’s most recently complete second fiscal quarter was $41,835,663.

As of March 25, 2016, 35,430,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to MakingORG, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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
On July 29, 2014, Vladimir Nedrygaylo, the principal shareholder of Drimex Inc. consummated the transactions contemplated by the Stock Purchase Agreement dated as of June 24, 2014 which provided for the sale of 5,000,000 shares of common stock (not adjusted for the forward split described below) of the Company (the “Shares”) to Juanzi Cui. The consideration paid for the Shares, which represented 84.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was the personal funds of Mrs. Cui. In connection with the transaction, Mr. Nedrygaylo released the Company from all debts owed to him.
Mrs. Cui became the Company’s sole officer and director.
On August 22, 2014, the Company amended and restated Articles of Incorporation, changed the name of the Company from “Drimex, Inc.” to “MakingORG, Inc.” and increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000, with a par value of $0.001 per share.

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

Juanzi Cui, who took control of the Company as described above, intends that the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States. This transaction will occur when the requisite approvals and authorizations, if any, are obtained, and the appropriate disclosure is filed with the Securities and Exchange Commission. Accordingly, we are now considered a blank check company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Employees

We currently have no full time employees. All functions including development, strategy, negotiations and administration are currently being provided by Mrs. Cui, our sole executive officer and director, on a voluntary basis.

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

Item 3.       Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014 we became listed on the OTCQB under the symbol "DRIM". As of August 25, 2014 the trading symbol of the Company became "CQCQ". The high and low sales prices as reported on the OTCQB as of the end of each quarter commencing on September 30, 2014 through December 31, 2015 was $4.18. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCQB on March 24, 2016, was $4.18.

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

Holders

As of March 24, 2015, there were 34,530,000 shares of common stock issued and outstanding, which were held by 256 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the Company’s fiscal year ended December 31, 2015.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Form 10-K.

Overview

We are a shell company. Juanzi Cui, who took control of the Company as described above, intends that the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States. The Company is continuing to review the viability of opening a line of organic food stores as the relevant people and capital necessary to move forward are currently not available. Alternatively, we might identify and negotiate with a business target for the merger of that entity with and into the Company.

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

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officer and director and consultants as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officer and director of the Company is currently employed in other positions and will devote only a portion of her time (not more than three hours per week) to the business affairs of the Company, until such time as either (a) she is ready to open a line of organic food stores or stores-in-stores within the Asian communities or (b) an acquisition has been determined to be highly favorable, at which time she is expected to spend full time in investigating and closing any acquisition. In addition, in the face of competing demands for her time, the officers and directors may grant priority to their full-time positions rather than to the Company.

 Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. The officer and director of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of her investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

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

Results of Operations

For the years ended December 31, 2015 and December 31, 2015

Revenues

The Company did not generate any revenues during the year ended December 31, 2015 and December 31, 2014.

Total operating expenses

During the year ended December 31, 2015, total operating expenses were $27,853, which consisted of professional fees of $27,209, business licenses and permits of $89 and miscellaneous fees of $555. During the year ended December 31, 2014, total operating expenses were $23,953, which consisted of professional fees of $22,765, miscellaneous expenses of $909, business licenses and permits of $189 and bank fees of $90. Total operating expenses increased $3,900, or 16.3%, primarily as a result of the $4,444 increase in professional fees in the year ended December 31, 2015 from year ended December 31, 2014.

Net loss

During the year ended December 31, 2015, the Company had a net loss of $27,853, as compared with a net loss of $23,953 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, the Company had no cash. As of said date, we have total liabilities of $45,791, of which $38,309 is due to our sole officer and director as an unsecured, non-interest bearing demand loan.

The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than an oral agreement with Mrs. Cui to fund the expenses of the Company, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a shell company and has no operations.  The Company had no revenues and incurred a net loss of $27,853 for the year ended December 31, 2015 and a net loss of $23,953 for the year ended December 31, 2014.  In addition, the Company had a stockholders’ deficiency of $45,791 at December 31, 2015.  These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

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

Item 8.        Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
MakingORG, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of MakingORG, Inc. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 25, 2016

MakingORG, Inc.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$7,482	$351
Due to related party	38,309	17,587
Total Liabilities	45,791	17,938

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid in capital	(11,265)	(11,265)
Accumulated deficit	(69,956)	(42,103)
Total Stockholders’ Deficit	(45,791)	(17,938)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.

MakingORG, Inc.
STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES
Bank fees	-	90
Business licenses and permits	89	189
Miscellaneous expenses	555	909
Professional fees	27,209	22,765
TOTAL OPERATING EXPENSES	27,853	23,953

LOSS BEFORE INCOME TAX	(27,853)	(23,953)

Income tax provision	-	-

NET LOSS	$(27,853)	$(23,953)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to financial statements.

MakingORG, Inc.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	35,430,000	$35,430	$(12,330)	$(18,150)	$4,950
Loan forgiven by previous directors	-	-	1,065	-	1,065
Net loss	-	-	-	(23,953)	(23,953)
Balance, December 31, 2014	35,430,000	35,430	(11,265)	(42,103)	(17,938)
Net loss	-	-	-	(27,853)	(27,853)
Balance, December 31, 2015	35,430,000	$35,430	$(11,265)	$(69,956)	$(45,791)

See accompanying notes to financial statements.

MakingORG, Inc.
STATEMENTS OF CASH FLOWS
.
	For the years ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,853)	$(23,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	7,131	351
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,722)	(23,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	20,722	17,587
Loan repayment to previous director	-	(1,835)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,722	15,752

NET DECREASE IN CASH	-	(7,850)
Cash, beginning of period	-	7,850
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Loan forgiven by previous directors	$-	$1,065

See accompanying notes to financial statements.

MakingORG, Inc.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 – ORGANIZATION AND AND NATURE OF BUSINESS

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had zero cash as at December 31, 2015 and 2014.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at December 31, 2015 and 2014.

Related Parties
The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements
The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – DUE TO RELATED PARTY

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

During the year ended December 31, 2014, $1,065 due to a previous director was forgiven by the director and recorded as additional paid-in capital.

During the year ended December 31, 2015, the Company's sole officer advanced to the Company an amount of $20,722 by the way of loan. As at December 31, 2015, and 2014 the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $38,309 and $17,587, respectively.

NOTE 5 – EQUITY

Preferred Stock

On August 22, 2014, the Company amended and restated Articles of Incorporation and authorized 50,000,000 preferred shares with a par value of $0.001 per share.

There were no preferred shares issued and outstanding as at December 31, 2015 and December 31, 2014.

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

The Company’s balance sheets, statements of operations, and all share and per shares amounts herein, were retroactively adjusted to give effect to the 6 for 1 forward split.

As at December 31, 2015 and 2014, the Company has 35,430,000 shares issued and outstanding.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Years Ended
	December 31,
	2015	2014
Tax benefit at statutory rates	$9,470	$8,144
Change in valuation allowance	(9,470)	(8,144)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,
	2015	2014
Deferred tax asset:
Net operating loss carry forwards	$23,785	$14,315
Valuation allowance	(23,785)	(14,315)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $69,956, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015.  Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.
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

Name	Age	Position

Juanzi Cui	46	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 46, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

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

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders’ meeting and is qualified, subject to removal by the Company's stockholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors.

There are no familial relationships among any of our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics; Financial Expert

Because of the small size and limited resources of the Company, we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

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

Item 11.    Executive Compensation.

Summary Compensation

Since our incorporation in August 2012, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans

Since our incorporation, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 25, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 35,430,000 shares of our common stock issued and outstanding as of March 25, 2016.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 5042 Wilshire Blvd., #3018, Los Angeles, CA 90036.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.75%

Directors and officers as a group (1 person)	25,421,468	71.75%

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2015, the Company's sole officer advanced to the Company an amount of $20,722 by the way of loan. As at December 31, 2015, and 2014 the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $38,309 and $17,587, respectively.

On July 29, 2014, Vladimir Nedrygaylo, the principal shareholder of Drimex Inc. consummated the transactions contemplated by the Stock Purchase Agreement dated as of June 24, 2014 which provided for the sale of 5,000,000 shares of common stock (not adjusted for the forward split described below) of the Company (the “Shares”) to Juanzi Cui. The consideration paid for the Shares, which represented 84.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was the personal funds of Mrs. Cui. In connection with the transaction, Mr. Nedrygaylo released the Company from all debts owed to him. Mrs. Cui became the Company’s sole officer and director.
During the year ended December 31, 2014, $1,065 due to a previous director was forgiven by the director and recorded as additional paid-in capital.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant is MaloneBailey LLP. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$9,000	$9,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibits
Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of MakingORG, Inc. (1)
3.2	Bylaws (2)
10.1	Service Contract with Anchor Freight Services, Inc. (2)
99	Subscription Agreement (2)
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

*Filed herewith

(1) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed on August 22, 2014
(2) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 on filed on February 8, 2013

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKINGORG, INC.

Dated: March 25, 2016	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2016	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)