Form 10-Q
period 2016-03-31
MAKINGORG, INC.
filed 2016-05-16
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 10, 2016
Common Stock: $0.001	35,430,000

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.
MakingORG, Inc.
BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015

ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$3,298	$7,482
Due to related party	52,297	38,309
Total Liabilities	55,595	45,791

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid in capital	(11,265)	(11,265)
Accumulated deficit	(79,760)	(69,956)
Total Stockholders’ Deficit	(55,595)	(45,791)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES
Miscellaneous expenses	104	98
Professional fees	9,700	11,118
TOTAL OPERATING EXPENSES	9,804	11,216

LOSS BEFORE INCOME TAX	(9,804)	(11,216)

Income tax provision	-	-

NET LOSS	$(9,804)	$(11,216)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,804)	$(11,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(4,184)	3,151
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,988)	(8,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	13,988	8,065
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,988	8,065

NET DECREASE IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2016
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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had no revenues as of March 31, 2016. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

During the three months ended March 31, 2016, the Company's sole officer advanced to the Company an amount of $13,988 by the way of loan. As at March 31, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $52,297.

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

Results of Operation

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 25, 2016. Results for interim periods may not be indicative of results for the full year.

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

The Company is in its early stage and did not generate any revenues during the three months ended March 31, 2016 and 2015.

Total operating expenses

For the three months ended March 31, 2016, total operating expenses were $9,804, which included $9,700 of professional fees and $104 of miscellaneous expenses. During the three months ended March 31, 2015, total operating expenses were $11,216, which included $11,118 of professional fees and $98 of miscellaneous expenses.

Net loss

Our net loss for the three months periods ended March 31, 2016 and March 31, 2015 was $9,804 and $11,216, respectively.

Liquidity and Capital Resources

As at March 31, 2016, our total assets were zero and our current liabilities were $55,595. The Company believes that it will require $60,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer and director and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2016, net cash flows used in operating activities was $13,988. For the three months ended March 31, 2015, net cash flows used in operating activities was $8,065.

Cash Flows from Investing Activities

For the three months ended March 31, 2016 and 2015, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities
We have financed our operations primarily from either advancements or the issuance of equity. For the three months ended March 31, 2016, cash flow provided by financing activities was $13,988. For the three months ended March 31, 2015, cash flow provided by financing activities was $8,065.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements.

Going Concern

The Company had no revenues and incurred a net loss of $9,804 for the three months ended March 31, 2016. As at March 31, 2016, the Company had accumulated deficit of $79,760. This factor raises substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T).   Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.
Dated: May 16, 2016	By: /s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)