Form 10-Q
period 2016-06-30
MAKINGORG, INC.
filed 2016-08-09
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55260

MakingORG, Inc.
(Exact name of registrant as specified in its charter)

Nevada	6770	39-2079723
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of August 9, 2016
Common Stock: $0.001	35,430,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$7,674	$7,482
Due to related party	53,797	38,309
Total Liabilities	61,471	45,791

Stockholders' Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid in capital	(11,265)	(11,265)
Accumulated deficit	(85,636)	(69,956)
Total Stockholders' Deficit	(61,471)	(45,791)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Miscellaneous expenses	104	101	208	199
Professional fees	5,772	6,255	15,472	17,373
TOTAL OPERATING EXPENSES	5,876	6,356	15,680	17,572

LOSS BEFORE INCOME TAX	(5,876)	(6,356)	(15,680)	(17,572)

Income tax provision	-	-	-	-

NET LOSS	$(5,876)	$(6,356)	$(15,680)	$(17,572)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,680)	$(17,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	15,680	17,572
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

NET DECREASE IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Due to related party for expenses paid on behalf of the Company	$15,488	$14,230

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

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

NOTE 2 – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had no revenues as of June 30, 2016. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 3–DUE TO RELATED PARTY

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

During the six months ended June 30, 2016, the Company's sole officer advanced to the Company an amount of $15,488 by the way of loan. The officer paid expenses directly on behalf of the Company. As at June 30, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $53,797.

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

Results of Operation

The following discussion should be read in conjunction with the unaudited interim financial statements and in conjunction with the Company's Form 10-K filed on March 25, 2016. Results for interim periods may not be indicative of results for the full year.

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

The Company is in its early stage and did not generate any revenues during the three months ended June 30, 2016 and 2015.

Total operating expenses

For the three months ended June 30, 2016, total operating expenses were $5,876, which included $5,772 of professional fees and $104 of miscellaneous expenses. For the three months ended June 30, 2015, total operating expenses were $6,356, which included $6,255 of professional fees and $101 of miscellaneous expenses.

Net loss

Our net loss for the three months periods ended June 30, 2016, and 2015 was $5,876 and $6,356, respectively.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

The Company is in its early stage and did not generate any revenues during the six months ended June 30, 2016 and 2015.

Total operating expenses

For the six months ended June 30, 2016, total operating expenses were $15,680, which included $15,472 of professional fees and $208 of miscellaneous expenses. For the six months ended June 30, 2015, total operating expenses were $17,572, which included $17,373 of professional fees and $199 of miscellaneous expenses.

Net loss

Our net loss for the six months periods ended June 30, 2016 and June 30, 2015 was $15,680 and $17,572, respectively.

Liquidity and Capital Resources

As at June 30, 2016, our total assets were zero and our current liabilities were $61,471. The Company believes that it will require $60,000 for the next twelve months to fund operations and there is currently no cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer, director, and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2016, net cash flows used in operating activities was $0. For the six months ended June 30, 2015, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

For the six months ended June 30, 2016 and 2015, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2016 and 2015, the Company did not have any cash flow from financing activities.

Non-Cash Financing Activities

For the six months ended June 30, 2016 and 2015, a related party paid for expenses on behalf of the company for the amounts of $15,488, and $14,230, respectively.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements.

Going Concern

The Company had no revenues and incurred a net loss of $15,680 for the six months ended June 30, 2016. As at June 30, 2016, the Company had accumulated deficit of $85,636. This factor raises substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: August 9, 2016	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

