Form 10-Q
period 2016-09-30
MAKINGORG, INC.
filed 2016-11-14
CIK 1569083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number 000-55260

MAKINGORG, INC.
(Exact name of registrant as specified in its charter)

Nevada	39-2079723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5042 Wilshire Blvd #3018

Los Angeles, CA 90036

(Address of principal executive offices) (Zip Code)

(213)-805-5799

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 35,430,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of November 14, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MakingORG, Inc.

(formerly DRIMEX INC.)

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$205,456	$-

Total Assets	$205,456	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued liabilities	$7,182	$7,482
Due to shareholder	66,397	38,309
Total Current Liabilities	73,579	45,791

Long Term Liabilities
Convertible note payable, net of discount $37,238	162,762	-

TOTAL LIABILITIES	236,341	45,791

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	(11,265)
Accumulated deficit	(93,907)	(69,956)
Total Stockholders’ Deficit	(30,885)	(45,791)

Total Liabilities and Stockholders’ Deficit	$205,456	$0

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

(formerly DRIMEX INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Miscellaneous expenses	402	341	610	540
Professional fees	4,250	4,937	19,722	22,310
TOTAL OPERATING EXPENSES	4,652	5,278	20,332	22,850

OTHER INCOME (EXPENSE)
Income expense	(3,619)	-	(3,619)	-
TOTAL OTHER INCOME (EXPENSE)	(3,619)	-	(3,619)	-

LOSS BEFORE INCOME TAX	(8,271)	(5,278)	(23,951)	(22,850)

Income tax provision	-	-	-	-

NET LOSS	$(8,271)	$(5,278)	$(23,951)	$(22,850)

COMPREHENSIVE LOSS	$(8,271)	$(5,278)	$(23,951)	$(22,850)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,951)	$(22,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,619	-
Changes in assets and liabilities:
Accrued liabilities	(300)	2,078
CASH FLOWS USED IN OPERATING ACTIVITIES	(22,632)	(20,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for convertible note	200,000	-
Due to Shareholder	28,088	20,772
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	228,088	20,772

NET INCREASE IN CASH	205,456	-
Cash, beginning of period	-	-
Cash, end of period	$205,456	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature recognition	$(38,857)	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the fair value of common stock issued for services, among others. Actual results could differ from these estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

As of September 30, 2016, the balances reported for cash and accrued expenses approximate their fair value because of their short maturities. Notes payable are recorded at agreed values.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had no revenues as of September 30, 2016. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

During the nine months ended September 30, 2016, the Company's sole officer advanced to the Company an amount of $28,088 by the way of loan. The officer paid expenses directly on behalf of the Company. As at September 30, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $66,397.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date.

The Company recognized interest expense related to the debt discount of $3,619 for the nine months and three months ended September 30, 2016. The unamortized debt discount at September 30, 2016 is $37,238.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date the financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

On October 20, 2016, the Company filed documents registering their intention to transact interstate business in the state of California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “MakingORG”,” the “Company,” “we,” “our” or “us” refer to MakingORG, Inc. unless the context otherwise indicates.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company's Form 10-K filed on March 25, 2016. Results for interim periods may not be indicative of results for the full year.

Results of Operations

For the three months ended September 30, 2016 and September 30, 2015

Revenues

The Company did not generate any revenues during the three months ended September 30, 2016 and September 30, 2015.

Total operating expenses

For the three months ended September 30, 2016, total operating expenses were $4,652, which included $4,250 of professional fees and $402 of miscellaneous expenses. For the three months ended September 30, 2015, total operating expenses were $5,278, which included $4,937 of professional fees and $341 of miscellaneous expenses.

Net Loss

For the three months ended September 30, 2016, we had a net loss of $8,271, as compared to a net loss for the three months ended September 30, 2015 of $5,278.

For the nine months ended September 30, 2016 and September 30, 2015

Revenues

The Company did not generate any revenues during the nine months ended September 30, 2016 and September 30, 2015.

Total operating expenses

For the nine months ended September 30, 2016, total operating expenses were $20,332, which included $19,722 of professional fees and $610 of miscellaneous expenses. For the three months ended September 30, 2015, total operating expenses were $22,850, which included $22,310 of professional fees and $540 of miscellaneous expenses.

Net Loss

For the nine months ended September 30, 2016, we had a net loss of $23,951, as compared to a net loss for the nine months ended September 30, 2015 of $22,850.

Liquidity and Capital Resources

As at September 30, 2016, our total assets were cash of $205,456 and our current liabilities were $73,579. The Company believes that it will require $100,000 for the next twelve months to fund operations. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of Mrs. Cui, our sole officer, director, and majority stockholder, to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

For the nine months ended September 30, 2016, net cash flows used in operating activities was $22,632 resulting from a net loss of $23,951, a decrease in accrued liabilities of $300, offset by amortization of debt discount of $1,619. For the nine months ended September 30, 2015, net cash flows used in operating activities was $20,772 resulting from a net loss of $22,850, offset by an increase in accrued liabilities of $2,078.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of a convertible promissory note and advances from the Company’s sole officer and director. For the nine months ended September 30, 2016, we had cash flows provided by the issuance of a convertible promissory note of $200,000 and advances from the Company’s sole officer and director of $28,088. For the nine months ended September 30, 2015, advances from the Company’s sole officer and director provided $20,772.

Cash Flows from Non-Cash Financing Activities

For the nine months ended September 30, 2016, non-cash financing activities included $38,857 related to beneficial conversion feature recognized.

Going Concern Consideration

The Company had no revenues and incurred a net loss of $23,951 for the nine months ended September 30, 2016. The Company is currently dependent on additional capital to continue to fund operations. There can be no assurance that additional capital will be available to the Company. Other than the oral agreement of our sole officer, director, and majority stockholder to lend the Company funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of September 30, 2016 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. Management believes that this will lessen the possibility of a material misstatement of our annual or interim financial statements or will prevent or detect such misstatement on a timely basis. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKINGORG, INC.

Dated: November 14, 2016	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer and Chief Financial Officer
(Principal Executive,
Financial and Accounting Officer)

