Form 10-K
period 2016-12-31
MAKINGORG, INC.
filed 2017-04-17
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number: 000-55260

MAKINGORG, INC.
(Exact name of Company as specified in its charter)

Nevada	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

17800 Castleton St #386, City of industry, CA 91748

 (Address of principal executive offices)

(213) 805-5799

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $2,502,133 (computed by reference to the bid price of a share of the Company’s common stock on that date as reported).

As of April 14, 2017, 35,430,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to MakingORG, Inc., unless the context otherwise indicates.

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

On November 29, 2016, the Company incorporated HK Feng Wang Group Limited.

Juanzi Cui, who took control of the Company as described above, intended that the Company open a line of health food stores or stores-in-stores within the Asian communities in the United States. Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we are no longer focused on operating a business and have abandoned our initial business plan. Although our sole officer and director intends to have the Company open a line of health food stores or stores-in-stores within the Asian communities in the United States, we might just identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. We are subject to the reporting required by the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Employees

We currently have no full-time employees. All functions including development, strategy, negotiations and administration are currently being provided by Mrs. Cui, our sole executive officer and director, on a voluntary basis.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2016 and 2015 were $3,000 and nil, respectively. At December 31, 2016, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2017	$9,000
Thereafter	-
Total	$9,000

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, we became listed on the OTCQB under the symbol "DRIM". As of August 25, 2014, the trading symbol of the Company became "CQCQ". The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTC Markets as of the end of each quarter commencing on January 1, 2015 through December 31, 2016 was $4.18. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTC Markets on March 24, 2016, was $4.18.

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

Holders

As of April 17, 2016, there were 35,430,000 shares of common stock issued and outstanding, which were held by 261 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing of March 1, 2017 until the principal amount of this convertible note was paid in full.

The Company recognized interest expense related to the debt discount of $14,476 for the year ended December 31, 2016. The unamortized debt discount at December 31, 2016 is $32,381.

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

Overview

We are a shell company. Juanzi Cui, who took control of the Company as described above, intends that the Company open a line of health food stores or stores-in-stores within the Asian communities in the United States. The Company is continuing to review the viability of opening a line of health food stores as the relevant people and capital necessary to move forward are currently not available. Alternatively, we might identify and negotiate with a business target for the merger of that entity with and into the Company.

On October 20, 2016, the Company filed documents registering their intention to transact interstate business in the state of California. On November 29, 2016, the Company incorporated HK Feng Wang Group Limited.

Plan of Operation

Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we are no longer focused on operating a business and have abandoned our initial business plan. Although our sole officer and director intends to have the Company open a line of health food stores or stores-in-stores within the Asian communities in the United States, we might just identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

The officer and director of the Company is currently employed in other positions and will devote only a portion of her time (not more than three hours per week) to the business affairs of the Company, until such time as either (a) she is ready to open a line of health food stores or stores-in-stores within the Asian communities or (b) an acquisition has been determined to be highly favorable, at which time she is expected to spend full time in investigating and closing any acquisition. In addition, in the face of competing demands for her time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

Results of Operations

For the years ended December 31, 2016 and December 31, 2015

	Years Ended December 31,
	2016	2015	Change	Percent
Revenue	$-	$-	$-	-%

Operating expenses:
General and administrative	12,048	644	11,404	1771%
Professional fees	39,184	27,209	11,975	44%

Income from operations	51,232	27,853	23,379	84%

Other income (expenses):
Interest expense	(14,476)	-	(14,476)	-%
Total other income (expenses)	(14,476)	-	(14,476)	-%

Loss before income taxes	(65,708)	(27,853)	(37,855)	136%
Income tax expense	-	-	-	-%

Net income	$(65,708)	$(27,853)	$(37,855)	136%

Revenues

The Company did not generate any revenues during the years ended December 31, 2016 and December 31, 2015.

Total operating expenses

During the year ended December 31, 2016, total operating expenses were $51,232, which consisted of professional fees of $39,184, marketing and product exam fees of $8,189, rent expenses of $3,000, telephone expenses of $466 and bank service fees of $393. During the year ended December 31, 2015, total operating expenses were $27,853, which consisted of professional fees of $27,209, business licenses and permits of $89 and miscellaneous fees of $555. Total operating expenses increased $23,379, or 84%, primarily as a result of the $11,975 increase in professional fees and the $8,189 increase in marketing and product exam fees in the year ended December 31, 2016 from year ended December 31, 2015.

Total other income (expense)

During the year ended December 31, 2016 and 2015, the Company had interest expense of $14,476 and nil, respectively.

Net loss

During the year ended December 31, 2016, the Company had a net loss of $65,708, as compared with a net loss of $27,853 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and cash equivalents and total assets of $165,481 and $177,631, respectively. We have total liabilities of $250,273, of which $167,619 is due to convertible note payable and $74,579 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of December 31, 2016, and 2015, the Company had working capital amount of $94,977 and $(45,791), respectively.

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

Cash Flows from Operating Activities

For the year ended December 31, 2016, net cash flows used in operating activities was $70,789 resulting from a net loss of $65,708, an increase in prepaid expenses and other current assets of $12,150, a increase in accrued liabilities of $593, and amortization of debt discount of $6,476. For the year ended December 31, 2015, net cash flows used in operating activities was $20,722 resulting from a net loss of $27,853, offset by an increase in accrued liabilities of $7,131.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of a convertible promissory note and advances from the Company’s sole officer and director. For the year ended December 31, 2016, we had cash flows provided by the issuance of a convertible promissory note of $200,000 and advances from the Company’s sole officer and director of $36,270. For the year ended December 31, 2015, advances from the Company’s sole officer and director provided $20,722.

Cash Flows from Non-Cash Financing Activities

For the year ended December 31, 2016, non-cash financing activities included $38,857 related to beneficial conversion feature recognized.

Going Concern Consideration

The Company is a shell company has no operations. The Company had no revenues and incurred a net loss of $65,708 for the year ended December 31, 2016 and a net loss of $27,853 for the year ended December 31, 2015. In addition, the Company had an accumulated deficit of $135,664 at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating Lease

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2016 and 2015 were $3,000 and nil, respectively. At December 31, 2016, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2017	$9,000
Thereafter	-
Total	$9,000

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

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MakingORG, Inc.

We have audited the accompanying balance sheet of MakingORG, Inc. (the “Company”) as of December 31, 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edward, LLP

Los Angeles, California

April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MakingORG, Inc.

Los Angeles, CA

We have audited the accompanying balance sheet of MakingORG, Inc. (the “Company”) as of December 31, 2015 and the related statement of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements of the Company present fairly, in all material respects, its consolidated financial position as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

March 25, 2016

MakingORG, Inc.
(formerly DRIMEX INC.)
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$165,481	$-
Prepaid expenses and other current assets	12,150	-

Total Assets	$177,631	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,075	$7,482
Due to related party	74,579	38,309
Total Current Liabilities	82,654	45,791

Long Term Liabilities
Convertible note payable net of discount $32,381	167,619	-

TOTAL LIABILITIES	250,273	45,791

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	(11,265)
Accumulated deficit	(135,664)	(69,956)
Total Stockholders’ Deficit	(72,642)	(45,791)

Total Liabilities and Stockholders’ Deficit	$177,631	$-

See accompanying notes to financial statements.

MakingORG, Inc.
(formerly DRIMEX INC.)
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	12,048	644
Professional fees	39,184	27,209
TOTAL OPERATING EXPENSES	51,232	27,853

OTHER INCOME (EXPENSE)
Interest expense	(14,476)	-
TOTAL OTHER INCOME (EXPENSE)	(14,476)	-

LOSS BEFORE INCOME TAX	(65,708)	(27,853)

Income tax provision	-	-

NET LOSS	$(65,708)	$(27,853)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to financial statements.

MakingORG, Inc.
(formerly DRIMEX INC.)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	35,430,000	35,430	(11,265)	(42,103)	(17,938)

Net loss	-	-	-	(27,853)	(27,853)

Balance, December 31, 2015	35,430,000	$35,430	$(11,265)	$(69,956)	$(45,791)

Net loss	-	-	-	(65,708)	(65,708)

Issuance of promissory note	-	-	38,857	-	38,857

Balance, December 31, 2016	35,430,000	$35,430	$27,592	$(135,664)	$(72,642)

See accompanying notes to financial statements.

MakingORG, Inc.
(formerly DRIMEX INC.)
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,708)	$(27,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	6,476	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	(12,150)	-
Accounts payable and accrued liabilities	593	7,131
CASH FLOWS USED IN OPERATING ACTIVITIES	(70,789)	(20,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for convertible note	200,000	-
Loan from related party	36,270	20,722
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	236,270	20,722

NET INCREASE IN CASH AND CASH EQUIVALENTS	165,481	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$165,481	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature recognition	$(38,857)	$-

See accompanying notes to financial statements.

MakingORG, Inc.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MakingORG, Inc. was incorporated under the laws of the State of Nevada on August 10, 2012. The Company now intends to open a line of health food stores or stores-in-stores within the Asian communities in the United States. The trading symbol of the Company is "CQCQ" and the fiscal year end is December 31.

On October 20, 2016, the Company filed documents registering their intention to transact interstate business in the state of California. On November 29, 2016, the Company incorporated HK Feng Wang Group Limited.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $165,481 and nil cash and cash equivalents as at December 31, 2016 and 2015.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for product processing fee and security deposit for rent. As of December 31, 2016, and 2015, prepaid expenses and other current assets was $12,150 and nil, respectively.

Revenue Recognition

The Company recognizes revenue when (1) delivery of product has occurred or services have been rendered, (2) there is persuasive evidence of a sale arrangement, (3) selling prices are fixed or determinable, and (4) collectability from the customer is reasonably assured.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at December 31, 2016 and 2015.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

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

As of December 31, 2016, the balances reported for cash and cash equivalents, accrued expenses and due to related party approximate their fair value because of their short maturities. Notes payable are recorded at agreed values.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has an accumulated deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – DUE TO RELATED PARTY

During the years ended December 31, 2016 and 2015, the Company's sole officer advanced to the Company an amount of $36,270 and $20,722, respectively, by the way of loan. The officer paid expenses directly on behalf of the Company. As at December 31, 2016 and 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $74,579 and $38,309, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing of March 1, 2017 until the principal amount of this convertible note was paid in full.

The Company recognized interest expense related to the debt discount of $14,476 for the year ended December 31, 2016. The unamortized debt discount at December 31, 2016 is $32,381.

NOTE 6 – EQUITY

Preferred Stock

On August 22, 2014, the Company amended and restated Articles of Incorporation and authorized 50,000,000 preferred shares with a par value of $0.001 per share.

There were no preferred shares issued and outstanding as at December 31, 2016 and December 31, 2015.

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

As at December 31, 2016 and 2015, the Company has 35,430,000 shares issued and outstanding.

NOTE 7 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2016 and 2015 were $3,000 and nil, respectively. At December 31, 2016, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2017	$9,000
Thereafter	-
Total	$9,000

NOTE 8 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Years Ended
	December 31,
	2016	2015
Tax benefit at statutory rates	$22,341	$9,470
Change in valuation allowance	(22,341)	(9,470)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,
	2016	2015
Deferred tax asset:
Net operating loss carry forwards	$46,126	$23,785
Valuation allowance	(46,126)	(23,785)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $135,700, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date the financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 17, 2016, MakingORG, Inc. formally informed MaloneBailey, LLP ("MaloneBailey") that it was terminating MaloneBailey as it’s independent registered public accounting firm. On October 17, 2016, the Company retained Simon & Edward, LLP (“Simon & Edward”) as its principal independent accountants. The decision to terminate the services of MaloneBailey and retain Simon & Edward as the principal independent accountants was approved by the Company’s Board of Directors.

The Termination of MaloneBailey

MaloneBailey was the independent registered public accounting firm for the Company from August 10, 2012 (inception) until October 17, 2016. None of MaloneBailey's reports on the Company’s financial statements for the years ended December 31, 2015 and December 31, 2014 (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles other than as provided below, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which MaloneBailey served as the Company’s principal independent accountants.

During our two most recent fiscal years and the subsequent interim period preceding the termination of MaloneBailey we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of MaloneBailey would have caused it to make reference to the subject matter of the disagreement in connection with its report.

However, the auditors’ report of MaloneBailey dated March 25, 2017, included in our financial statements for the years ended December 31, 2015 and 2014, included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern. The auditors’ report of MaloneBailey dated March 9, 2015, included in our financial statements for the years ended December 31, 2014 and December 31, 2013, included in the Annual Report on Form 10-K filed with the SEC on March 12, 2014, contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Name	Age	Position

Juanzi Cui	47	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 47, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

The director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders’ meeting and is qualified, subject to removal by the Company's stockholders. The officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 14, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 35,430,000 shares of our common stock issued and outstanding as of April __, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o MakingORG, Inc., 5042 Wilshire Blvd., #3018, Los Angeles, CA 90036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.75%

Directors and officers as a group (1 person)	25,421,468	71.75%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2016, the Company's sole officer advanced to the Company an amount of $36,270 by the way of loan. As of December 31, 2016, and 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $74,579 and $38,309, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Our principal independent account was MaloneBailey, LLP for the year ended December 31, 2015. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees - Simon Edward, LLP	$10,500	$9,000
Audit Fees - MaloneBailey, LLP	$3,500	$-
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of MakingORG, Inc. (1)
3.2	Bylaws (2)
10.1	Service Contract with Anchor Freight Services, Inc. (2)
99	Subscription Agreement (2)
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

__________

* Filed herewith

(1) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed on August 22, 2014

(2) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 on filed on February 8, 2013

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKINGORG, INC.

Dated: April 17, 2017	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 17, 2017	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

