Form 10-Q
period 2017-03-31
MAKINGORG, INC.
filed 2017-05-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

17800 Castleton St #386

City of Industry, CA 91748

(213) 805-5799

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 10, 2017
Common Stock: $0.001	35,430,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc.
(formerly DRIMEX INC.)
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$140,381	$165,481
Prepaid expenses and other current assets	4,500	12,150

Total Assets	$144,881	$177,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,000	$8,075
Due to related party	74,879	74,579
Total Current Liabilities	94,879	82,654

Long Term Liabilities
Convertible note payable, net of discount $27,524	172,476	167,619

TOTAL LIABILITIES	267,355	250,273

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	27,592
Accumulated deficit	(185,496)	(135,664)
Total Stockholders’ Deficit	(122,474)	(72,642)

Total Liabilities and Stockholders’ Deficit	$144,881	$177,631

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
(formerly DRIMEX INC.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES
Selling, general and administrative	20,434	104
Professional fees	18,541	9,700
TOTAL OPERATING EXPENSES	38,975	9,804

OTHER INCOME (EXPENSE)
Interest expense	(10,857)	-
TOTAL OTHER INCOME (EXPENSE)	(10,857)	-

LOSS BEFORE INCOME TAX	(49,832)	(9,804)

Income tax provision	-	-

NET LOSS	$(49,832)	$(9,804)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc.
(formerly DRIMEX INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,832)	$(9,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,857	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	7,650	-
Accounts payable and accrued liabilities	11,925	(4,184)
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,400)	(13,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	300	13,988
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	300	13,988

NET INCREASE IN CASH AND CASH EQUIVALENTS	(25,100)	-
Cash and cash equivalents, beginning of period	165,481	-
Cash and cash equivalents, end of period	$140,381	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $140,381 and $165,481 cash and cash equivalents as at March 31, 2017 and December 31, 2016.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for product processing fee and security deposit for rent. As of March 31, 201, and December 31, 2016, prepaid expenses and other current assets was $4,500 and 12,150, respectively.

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

NOTE 4–DUE TO RELATED PARTY

During the three months ended March 31, 2017 and 2016, the Company's sole officer advanced to the Company an amount of $300 and $13,988, respectively, by the way of loan. The officer paid expenses directly on behalf of the Company. As at March 31, 2017 and December 31, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $74,879 and $74,579, respectively.

NOTE 5–CONVERTIBLE NOTE PAYABLE

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

The Company recognized interest expense related to the convertible note of $10,857 for the three months ended March 31, 2017. The unamortized debt discount at March 31, 2017 is $27,524.

NOTE 6 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended March 31, 2017 and 2016 were $3,000 and nil, respectively. At March 31, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending March 31, 2018	$6,000
Thereafter	-
Total	$6,000

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Three Months Ended
	March 31,
	2017	2016
Tax benefit at statutory rates	$16,943	$3,333
Change in valuation allowance	(16,943)	(3,333)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2017	December 31, 2016
Deferred tax asset:
Net operating loss carry forwards	$63,069	$46,126
Valuation allowance	(63,069)	(46,126)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $185,500, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8–SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date the financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company's Form 10-K filed on April 17, 2017. Results for interim periods may not be indicative of results for the full year.

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

Results of Operations

For the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Change	Percent
Revenue	$-	$-	$-	-%

Operating expenses:
Selling, general and administrative	20,434	104	20,330	19548%
Professional fees	18,541	9,700	8,841	91%

Income from operations	38,975	9,804	29,171	298%

Other income (expenses):
Interest expense	(10,857)	-	(10,857)	-%
Total other income (expenses)	(10,857)	-	(10,857)	-%

Loss before income taxes	(49,832)	(9,804)	(40,028)	408%
Income tax expense	-	-	-	-%

Net income	$(49,832)	$(9,804)	$(40,028)	408%

Revenues

The Company did not generate any revenues during the three months ended March 31, 2017 and 2016.

Total operating expenses

During the three months ended March 31, 2017, total operating expenses were $38,975, which consisted of professional fees of $18,541, marketing and product exam expense of $10,275, research and development expense of $7,000, rent expenses of $3,000, and bank service charge of $159. During the three months ended March 31, 2016, total operating expenses were $9,804, which included $9,700 of professional fees and $104 of miscellaneous expenses. Total operating expenses increased $29,171, or 298%, primarily as a result of the increase in marketing and product exam expense, research and development expense, rent expenses and the professional fees and in the three months ended March 31, 2017 from three months ended March 31, 2016.

Total other income (expenses)

During the three months ended March 31, 2017 and 2016, the Company had interest expense of $10,857 and nil, respectively.

Net loss

During the three months ended March 31, 2017, the Company had a net loss of $49,832, as compared with a net loss of $9,804 for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and cash equivalents and total assets of $140,381 and $144,881, respectively. As of said date, we have total liabilities of $267,355, of which $172,476 is due to convertible note payable and $74,879 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of March 31, 2017 and December 31, 2016, the Company had working capital amount of $50,002 and $94,977, respectively.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2017, net cash flows used in operating activities was $25,400 resulting from a net loss of $49,832, an decrease in prepaid expenses and other current assets of $7,650, an increase in accrued liabilities of $11,925, and amortization of debt discount of $4,857. For the three months ended March 31, 2016, net cash flows used in operating activities was $13,988 resulting from a net loss of $9,804, and an decrease in accrued liabilities of $4,184.

Cash Flows from Financing Activities

For the three months ended March 31, 2017, advances from the Company’s sole officer and director provided $300. For the three months ended March 31, 2016, advances from the Company’s sole officer and director provided $13,988.

Going Concern Consideration

The Company is a shell company has no operations. The Company had no revenues and incurred a net loss of $49,832 for the three months ended March 31, 2017 and a net loss of $9,804 for the three months ended March 31, 2016. In addition, the Company had an accumulated deficit of $185,496 at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Convertible Note Payable

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing of March 1, 2017 until the principal amount of this convertible note was paid in full. The convertible note holder agreed to receive the Company’s share rather than cash for its interest on September 1, 2018.

The Company recognized interest expense related to the debt discount convertible note of $10,857 for the three months ended March 31, 2017. The unamortized debt discount at March 31, 2017 is $27,524.

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended March 31, 2017 and 2016 were $3,000 and nil, respectively. At March 31, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending March 31, 2018	$6,000
Thereafter	-
Total	$6,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As an emerging growth company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakingORG, Inc.

Dated: May 15, 2017	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial
Officer (principal executive officer and principal financial and accounting officer)

