Form 10-Q
period 2017-06-30
MAKINGORG, INC.
filed 2017-08-07
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 000-55260

MakingORG, Inc.
(Exact name of registrant as specified in its charter)

Nevada	6770	39-2079723
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

17800 Castleton St., #386

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 1, 2017
Common Stock: $0.001	35,430,000

PART I.

FINANCIAL INFORMATION

MakingORG, Inc. and Subsidiary
(formerly DRIMEX INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$95,131	$165,481
Inventory	5,524	-
Prepaid expenses and other current assets	9,642	12,150

Total Assets	$110,297	$177,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$22,275	$8,075
Due to related party	75,179	74,579
Total Current Liabilities	97,454	82,654

Long Term Liabilities
Convertible note payable net of discount $22,667	177,333	167,619

TOTAL LIABILITIES	274,787	250,273

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	27,592
Accumulated deficit	(227,512)	(135,664)
Total Stockholders’ Deficit	(164,490)	(72,642)

Total Liabilities and Stockholders’ Deficit	$110,297	$177,631

See accompanying notes to unaudited financial statements.

MakingORG, Inc. and Subsidiary
(formerly DRIMEX INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	3,395	104	23,829	208
Professional fees	26,964	5,772	45,505	15,472
TOTAL OPERATING EXPENSES	30,359	5,876	69,334	15,680

OTHER INCOME (EXPENSE)
Interest expense, net	10,857	-	21,714	-
TOTAL OTHER INCOME (EXPENSE)	10,857	-	21,714	-

LOSS BEFORE INCOME TAX	(41,216)	(5,876)	(91,048)	(15,680)

Income tax	800	-	800	-

NET LOSS	$(42,016)	$(5,876)	$(91,848)	$(15,680)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc. and Subsidiary
(formerly DRIMEX INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,848)	$(15,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	9,714	-
Changes in assets and liabilities:
Inventory	(5,524)	-
Prepaid expenses and other current assets	2,508	-
Accounts payable and accrued liabilities	14,200	192
CASH FLOWS USED IN OPERATING ACTIVITIES	(70,950)	(15,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	600	15,488
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	600	15,488

NET INCREASE IN CASH AND CASH EQUIVALENTS	(70,350)	-
Cash and cash equivalents, beginning of period	165,481	-
Cash and cash equivalents, end of period	$95,131	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$-

See accompanying notes to unaudited financial statements.

MakingORG, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of MakingORG, Inc. and its subsidiary as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $95,131 and $165,481 cash and cash equivalents as at June 30, 2017 and December 31, 2016.

Inventory

The components of the Company’s inventory were packing materials. As of June 30, 2017 and December 31, 2016, inventory was $5,524 and nil, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for product processing fee, prepaid packing materials and security deposit for rent. As of June 30, 2017, and December 31, 2016, prepaid expenses and other current assets was $9,642 and 12,150, respectively.

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

NOTE 3 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has an accumulated deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – DUE TO RELATED PARTY

During the six months ended June 30, 2017 and 2016, the Company's sole officer advanced to the Company an amount of $600 and $15,488, respectively, by the way of loan. The officer paid expenses directly on behalf of the Company. As at June 30, 2017 and December 31, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $75,179 and $74,579, respectively.

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

The Company recognized interest expense related to the convertible note of $21,714 for the six months ended June 30, 2017. The unamortized debt discount at June 30, 2017 is $22,667.

NOTE 6 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended June 30, 2017 and 2016 were $3,000 and nil, respectively. Rental expenses for the six months ended June 30, 2017 and 2016 were $6,000 and nil, respectively. At June 30, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending June 30, 2018	$3,000
Thereafter	-
Total	$3,000

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Three Months Ended
	June 30,
	2017	2016
Tax benefit at statutory rates	$14,285	$1,998
Change in valuation allowance	(14,285)	(1,998)
Net provision for income taxes	$-	$-

	For the Six Months Ended
	June 30,
	2017	2016
Tax benefit at statutory rates	$31,228	$5,331
Change in valuation allowance	(31,228)	(5,331)
Net provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30, 2017	December 31, 2016
Deferred tax asset:
Net operating loss carry forwards	$77,354	$46,126
Valuation allowance	(77,354)	(46,126)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $227,500, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENT

The Company has evaluated all other subsequent events through the date the financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “MakingORG”,” the “Company,” “we,” “our” or “us” refer to MakingORG, Inc. and its subsidiary unless the context otherwise indicates.

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

Results of Operations

For the three months ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change	Percent
Revenue	$-	$-	$-	-%

Operating expenses:
Selling, general and administrative	3,395	104	3,291	3164%
Professional fees	26,964	5,772	21,192	367%

Income from operations	30,359	5,876	24,483	417%

Other income (expenses):
Interest expense	(10,857)	-	(10,857)	-%
Total other income (expenses)	(10,857)	-	(10,857)	-%

Loss before income taxes	(41,216)	(5,876)	(35,340)	601%
Income tax expense	800	-	800	-%

Net income	$(42,016)	$(5,876)	$(36,140)	615%

Revenues

The Company did not generate any revenues during the three months ended June 30, 2017 and 2016.

Total operating expenses

During the three months ended June 30, 2017, total operating expenses were $30,359, which consisted of professional fees of $26,965, rent expenses of $3,000, bank service charge of $369, and office expenses of $25. During the three months ended June 30, 2016, total operating expenses were $5,876, which included $5,772 of professional fees and $104 of miscellaneous expenses. Total operating expenses increased $24,483, or 417%, primarily as a result of the increase in rent expenses and the professional fees and in the three months ended June 30, 2017 from three months ended June 30, 2016.

Total other income (expenses)

During the three months ended June 30, 2017 and 2016, the Company had interest expense of $10,857 and nil, respectively.

Net loss

During the three months ended June 30, 2017, the Company had a net loss of $42,016, as compared with a net loss of $5,876 for the three months ended June 30, 2016.

For the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change	Percent
Revenue	$-	$-	$-	-%

Operating expenses:
Selling, general and administrative	23,829	208	23,621	11356%
Professional fees	45,505	15,472	30,033	194%

Income from operations	69,334	15,680	53,654	342%

Other income (expenses):
Interest expense, net	(21,714)	-	(21,714)	-%
Total other income (expenses)	(21,714)	-	(21,714)	-%

Loss before income taxes	(91,048)	(15,680)	(75,368)	481%
Income tax expense	800	-	800	-%

Net income	$(91,848)	$(15,680)	$(76,168)	486%

Revenues

The Company did not generate any revenues during the six months ended June 30, 2017 and 2016.

Total operating expenses

During the six months ended June 30, 2017, total operating expenses were $69,334, which consisted of professional fees of $45,505, marketing and product exam expense of $10,275, research and development expense of $7,000, rent expenses of $6,000, bank service charge of $529, and office expenses of $25. During the six months ended June 30, 2016, total operating expenses were $15,680, which included $15,472 of professional fees and $208 of miscellaneous expenses. Total operating expenses increased $53,654, or 342%, primarily as a result of the increase in marketing and product exam expense, research and development expense, rent expenses and the professional fees and in the six months ended June 30, 2017 from six months ended June 30, 2016.

Total other income (expenses)

During the six months ended June 30, 2017 and 2016, the Company had interest expense of $21,714 and nil, respectively.

Net loss

During the six months ended June 30, 2017, the Company had a net loss of $91,848, as compared with a net loss of $15,680 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents and total assets of $95,131 and $110,297, respectively. As of said date, we have total liabilities of $274,787, of which $177,333 is due to convertible note payable and $75,179 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of June 30, 2017 and December 31, 2016, the Company had working capital amount of $12,843 and $94,977, respectively.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2017, net cash flows used in operating activities was $70,950 resulting from a net loss of $91,848, a decrease in prepaid expenses and other current assets of $2,508, an increase in inventory of $5,524, an increase in accounts payable and accrued liabilities of $14,200, and amortization of debt discount of $9,714. For the six months ended June 30, 2016, net cash flows used in operating activities was $15,488 resulting from a net loss of $15,680, and an increase in accounts payable and accrued liabilities of $192.

Cash Flows from Investing Activities

For the six months ended June 30, 2017 and 2016, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2017 and 2016, advances from the Company’s sole officer and director provided $600 and $15,488, respectively.

Going Concern Consideration

The Company is a shell company has no operations. The Company had no revenues and incurred a net loss of $91,848 for the six months ended June 30, 2017 and a net loss of $15,680 for the six months ended June 30, 2016. In addition, the Company had an accumulated deficit of $227,512 at June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Convertible Note Payable

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing of March 1, 2017 until the principal amount of this convertible note was paid in full. The convertible note holder agreed to receive the Company’s shares rather than cash for its interest on September 1, 2018.

The Company recognized interest expense related to the debt discount convertible note of $21,714 for the six months ended June 30, 2017. The unamortized debt discount at June 30, 2017 is $22,667.

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended June 30, 2017 and 2016 were $3,000 and nil, respectively. Rental expenses for the six months ended June 30, 2017 and 2016 were $6,000 and nil, respectively. At June 30, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending June 30, 2018	$3,000
Thereafter	-
Total	$3,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are an emerging growth company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

MakingORG, Inc.

Dated: August 7, 2017	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial
Officer (principal executive officer and principal financial and accounting officer)

