Form 10-Q
period 2017-09-30
MAKINGORG, INC.
filed 2017-11-14
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 9, 2017
Common Stock: $0.001	35,430,000

PART I.

FINANCIAL INFORMATION

MakingORG, Inc. and Subsidiaries
(formerly DRIMEX INC.)
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,834	$165,481
Inventory	22,836	-
Prepaid expenses and other current assets	12,861	12,150

Total Assets	$101,531	$177,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$15,152	$-
Accrued liabilities	29,587	8,075
Due to related party	75,479	74,579
Convertible note payable, net of discount $17,810 and $0, respectively	182,190	-
Total Current Liabilities	302,408	82,654

Long Term Liabilities
Convertible note payable, net of discount $0 and $32,381, respectively	-	167,619

TOTAL LIABILITIES	302,408	250,273

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	27,592
Accumulated other comprehensive gain/(loss)	(12)	-
Accumulated deficit	(263,887)	(135,664)
Total Stockholders’ Deficit	(200,877)	(72,642)

Total Liabilities and Stockholders’ Deficit	$101,531	$177,631

See accompanying notes to unaudited financial statements.

MakingORG, Inc. and Subsidiaries
(formerly DRIMEX INC.)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	5,766	402	29,595	610
Professional fees	19,752	4,250	65,257	19,722
TOTAL OPERATING EXPENSES	25,518	4,652	94,852	20,332

OTHER INCOME (EXPENSE)
Interest expense	(10,857)	(3,619)	(32,571)	(3,619)
TOTAL OTHER INCOME (EXPENSE)	(10,857)	(3,619)	(32,571)	(3,619)

LOSS BEFORE INCOME TAX	(36,375)	(8,271)	(127,423)	(23,951)

Income tax	-	-	800	-

NET LOSS	$(36,375)	$(8,271)	$(128,223)	$(23,951)

Other comprehensive items
Foreign currency translation loss	12	-	12	-
Comprehensive loss	$(36,387)	$(8,271)	$(128,235)	$(23,951)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited financial statements.

MakingORG, Inc. and Subsidiaries
(formerly DRIMEX INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,223)	$(23,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	14,571	1,619
Changes in assets and liabilities:
Inventory	(22,836)	-
Prepaid expenses and other current assets	(711)	-
Accounts payable	15,152	-
Accrued liabilities	21,500	(300)
CASH FLOWS USED IN OPERATING ACTIVITIES	(100,547)	(22,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for convertible note	-	200,000
Loan from related party	900	28,088
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	900	228,088

EFFECT OF EXCHANGE RATE ON CASH	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(99,647)	205,456
Cash and cash equivalents, beginning of period	165,481	-
Cash and cash equivalents, end of period	$65,834	$205,456

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$-

NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature recognition	$-	$(38,857)

See accompanying notes to unaudited financial statements.

MakingORG, Inc. and Subsidiaries

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MakingORG, Inc. was incorporated under the laws of the State of Nevada on August 10, 2012. The Company intends to establish a line of health food stores or stores-in-stores within the Asian communities in the United States. The trading symbol of the Company is "CQCQ".

On October 20, 2016, the Company filed documents registering its intention to transact interstate business in the state of California. On November 29, 2016, the Company incorporated HK Feng Wang Group Limited (“HKFW”) under the laws of Hong Kong. On August 22, 2017, HK Feng Wang Group Limited incorporated Chongqing Beauty Kenner Biotechnology Co., Ltd (“CBKB”) under the laws of the People’s Republic of China (“PRC”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of MakingORG, Inc. and its subsidiaries as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

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

Accounting Basis

The Company uses the accrual basis of accounting and has adopted a calendar year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $65,834 and $165,481 cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

Inventories

Inventories consist of (a) packing materials and (b) raw materials, which are stated at the lower of cost or market under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary.

Revenue Recognition

The Company recognizes revenue when (1) delivery of product has occurred or services have been rendered, (2) there is persuasive evidence of a sale arrangement, (3) selling prices are fixed or determinable, and (4) collectability from the customer is reasonably assured.

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. The Company and its subsidiaries managed and reviewed its business as three operating segments. The business of the Company was managed and reviewed as US segment. The business of HKFW was managed and reviewed as Hong Kong segment. The business of CBKB was managed and reviewed as PRC segment.

ASC-280-10-50-12 states, a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds:

a.	Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments.

b.	The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either:

1.	The combined reported profit of all operating segments that did not report a loss

2.	The combined reported loss of all operating segments that did report a loss.

c.	Its assets are 10 percent or more of the combined assets of all operating segments.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company is in the process of initiating its profitable operations, so that it may be able to raise additional funds through its operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – INVENTORIES

The components of the Company’s inventory were packaging materials and inventory in transit. Inventory consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Packaging materials	$5,524	$-
Inventory in transit	17,312	-
Total inventory	$22,836	$-

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets primarily include prepaid consulting fee, deposit for product processing fee and security deposit for rent. As of September 30, 2017, and December 31, 2016, prepaid expenses and other current assets were $12,861 and $12,150, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the nine months ended September 30, 2017 and 2016, the Company's sole officer loaned the Company $900 and $28,088, respectively. As of September 30, 2017 and December 31, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $75,479 and $74,579, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note was paid in full.

The Company recognized interest expense related to the convertible note of $32,571 for the nine months ended September 30, 2017. The unamortized debt discount at September 30, 2017 was $17,810. As of September 30, 2017, net balance of the convertible note amounted to $182,190.

 NOTE 8 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended September 30, 2017 and 2016 were $3,000 and nil, respectively. Rental expenses for the nine months ended September 30, 2017 and 2016 were $9,000 and nil, respectively. As of September 30, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending September 30, 2018	$12,000
Thereafter	-
Total	$12,000

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes. HKFW in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits. CBNB in the PRC is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments.

Provision (benefit) for income tax for the three months ended September 30, 2017 consisted of:

Three months ended September 30, 2017	Federal	State	Foreign	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Provision (benefit) for income tax for the three months ended September 30, 2016 consisted of:

Three months ended September 30, 2016	Federal	State	Foreign	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Provision (benefit) for income tax for the nine months ended September 30, 2017 consisted of:

Nine months ended September 30, 2017	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Provision (benefit) for income tax for the nine months ended September 30, 2016 consisted of:

Nine months ended September 30, 2016	Federal	State	Foreign	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2017	December 31, 2016
Deferred tax asset:
Net operating loss carry forwards	$89,634	$46,126
Valuation allowance	(89,634)	(46,126)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $263,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SEGMENT INFORMATION

Except total assets, PRC and Hong Kong segment do not meet any ASC 280 quantitative thresholds in the reported consolidated amounts. The following table shows the Company’s total assets segments as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Total Assets
United States	$87,773	$177,631
Hong Kong	13,758	-
PRC	-	-
Total Assets	$101,531	$177,631

NOTE 11 – SUBSEQUENT EVENT

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

Critical Accounting Policies and Estimates

For revenue from product sales, the Company will recognize revenue in accordance with paragraph 605-10-S99-1 of the FASB Accounting Standards Codification (“ASC”) for revenue recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

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

Results of Operations

For the three months ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change	Percent
Revenue	$-	$-	$-	-%

Operating expenses:
Selling, general and administrative	5,766	402	5,364	1334%
Professional fees	19,752	4,250	15,502	365%

Income from operations	25,518	4,652	20,866	449%

Other income (expenses):
Interest expense	(10,857)	(3,619)	(7,238)	200%
Total other income (expenses)	(10,857)	(3,619)	(7,238)	200%

Loss before income taxes	(36,375)	(8,271)	(28,104)	340%
Income tax expense	-	-	-	-%

Net income	$(36,375)	$(8,271)	$(28,104)	340%

Revenue

The Company did not generate any revenue during the three months ended September 30, 2017 and 2016.

Total operating expenses

During the three months ended September 30, 2017, total operating expenses were $25,518, which consisted of professional fees of $19,752, rent expenses of $3,000, office expenses of $2,335 and bank service charge of $431. During the three months ended September 30, 2016, total operating expenses were $4,652, which included professional fees of $4,250, bank service charge of $144, and office expenses of $258. Total operating expenses increased by $20,866, or 449%, from the three months ended September 30, 2016 to 2017 primarily due to the increase in rent expenses and the professional fees.

Total other income (expenses)

During the three months ended September 30, 2017 and 2016, the Company incurred interest expense of $10,857 and $3,619, respectively.

Net loss

During the three months ended September 30, 2017, the Company had a net loss of $36,375, compared with a net loss of $8,271 for the three months ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change	Percent
Revenue	$-	$-	$-	-%

Operating expenses:
Selling, general and administrative	29,595	610	28,985	4752%
Professional fees	65,257	19,722	45,535	231%

Income from operations	94,852	20,332	74,520	367%

Other income (expenses):
Interest expense	(32,571)	(3,619)	(28,952)	800%
Total other income (expenses)	(32,571)	(3,619)	(28,952)	800%

Loss before income taxes	(127,423)	(23,951)	(103,472)	432%
Income tax expense	800	-	800	-%

Net income	$(128,223)	$(23,951)	$(104,272)	435%

Revenue

The Company did not generate any revenue during the nine months ended September 30, 2017 and 2016.

Total operating expenses

During the nine months ended September 30, 2017, total operating expenses were $94,852, which consisted of professional fees of $65,257, marketing and product exam expense of $10,275, research and development expense of $7,000, rent expenses of $9,000, website expense of $1,800, bank service charge of $960, and office expenses of $560. During the nine months ended September 30, 2016, total operating expenses were $20,332, which included professional fees of $19,722, bank service charge of $144, and office expenses of $466. Total operating expenses increased by $74,520, or 367%, from nine months ended September 30, 2016 to 2017 primarily due to the increase in marketing and product exam expense, research and development expense, rent expenses and the professional fees.

Total other income (expenses)

During the nine months ended September 30, 2017 and 2016, the Company incurred interest expense of $32,571 and $3,619, respectively.

Net loss

During the nine months ended September 30, 2017, the Company had a net loss of $128,223, as compared with a net loss of $23,951 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents and total assets of $65,834 and $101,531, respectively. As of same date, the Company had total liabilities of $302,408, of which $182,190 was due to convertible note payable and $75,479 was due to the sole officer and director as an unsecured, non-interest bearing demand loan. As of September 30, 2017, and December 31, 2016, the Company had working capital amount of ($200,877) and $94,977, respectively.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2017, net cash flows used in operating activities was $100,547 resulting from a net loss of $128,223, amortization of debt discount of $14,571, an increase in inventory of $22,836, an increase in prepaid expenses and other current assets of $711, and an increase in accounts payable of $15,152 and accrued liabilities of $21,500. For the nine months ended September 30, 2016, net cash flows used in operating activities was $22,632 resulting from a net loss of $23,951, amortization of debt discount of $1,619, and an decrease in accrued liabilities of $300.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017 and 2016, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, advances from the Company’s sole officer and director provided $900. For the nine months ended September 30, 2016, net cash flows provided by financing activities was $228,088, resulting from proceeds from convertible note of $200,000 and advances from the Company’s sole officer and director of $28,088.

Going Concern Consideration

The Company had no revenues and incurred a net loss of $128,223 for the nine months ended September 30, 2017 and a net loss of $23,951 for the nine months ended September 30, 2016. In addition, the Company had an accumulated deficit of $263,887 at September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Convertible Note Payable

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note was paid in full.

The Company recognized interest expense related to the convertible note of $32,571 for the nine months ended September 30, 2017. The unamortized debt discount at September 30, 2017 was $17,810. As of September 30, 2017, net balance of the convertible note amounted to $182,190.

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended September 30, 2017 and 2016 were $3,000 and nil, respectively. Rental expenses for the nine months ended September 30, 2017 and 2016 were $9,000 and nil, respectively. As of September 30, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending September 30, 2018	$12,000
Thereafter	-
Total	$12,000

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

MakingORG, Inc.

Dated: November 13, 2017	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial
Officer (principal executive officer and principal financial and accounting officer)

