Form 10-K
period 2017-12-31
MAKINGORG, INC.
filed 2018-04-17
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number: 333,208978

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $177,150 (computed by reference to the bid price of a share of the Company’s common stock on that date as reported).

As of April 15, 2018, 35,430,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to MakingORG, Inc. and subsidiaries, unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Effective August 22, 2014, the Company effected a 6 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of the Corporation’s $0.001 par value common stock for every 1 share owned. All share and per share amounts presented in this Annual Report and the financial statements and notes thereto have been adjusted for the stock split.

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

On October 20, 2017, the Company filed documents registering their intention to transact interstate business in the state of California.

Juanzi Cui, who took control of the Company as described above, intended that the Company open a line of  health food stores or stores-in-stores within the Asian communities in the United States.

On November 29, 2016, MakingORG incorporated HK Feng Wang Group Limited (“HKFW”) under the laws of Hong Kong. On August 22, 2017, HKFW incorporated Chongqing Beauty Kenner Biotechnology Co., Ltd (“CBKB”) under the laws of the People’s Republic of China (“PRC”).

MaingORG, Inc. and subsidiaries purchase Acer truncatum bunge seed oil from China, outsource to third party to manufacture Acer truncatum bunge related health product, and sell to end user and distributor in the United States and PRC.

Competition

The Company is an insignificant participant among firms which engage in business combinations with development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company’s limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company’s competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company’s activities from time to time with a view toward reducing the likelihood the Company could be classified as an “investment company.”

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2017 and 2016 were $12,000 and $nil, respectively. As of December 31, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2018	$9,000
Thereafter	-
Total	$9,000

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, we became listed on the OTCQB under the symbol “DRIM”. As of August 25, 2014, the trading symbol of the Company became “CQCQ”. The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTCQB as of the end of each quarter commencing on January 1, 2017 through December 31, 2017 was $4.18. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCQB on February 9, 2018, was $4.18.

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

Holders

As of April 16, 2018, there were 35,430,000 shares of common stock issued and outstanding, which were held by 256 stockholders of record.

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

The Company recognized interest expense related to the convertible note of $43,427 and $14,476, respectively, for the years ended December 31, 2017 and 2016. The unamortized debt discount at December 31, 2017 and 2016 was $12,953 and $32,381, respectively. As of December 31, 2017 and 2016, net balance of the convertible note amounted to $187,047 and $167,619, respectively

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements, which are included elsewhere in this Form 10-K.

Overview

MakingORG, Inc. (“MakingORG”) was incorporated under the laws of the State of Nevada on August 10, 2012. The trading symbol of the Company is “CQCQ” and the fiscal year end is December 31. On October 20, 2016, MakingORG filed documents registering its intention to transact interstate business in the state of California. On November 29, 2016, MakingORG incorporated HK Feng Wang Group Limited (“HKFW”) under the laws of Hong Kong. On August 22, 2017, HKFW incorporated Chongqing Beauty Kenner Biotechnology Co., Ltd (“CBKB”) under the laws of the People’s Republic of China (“PRC”).

MaingORG, Inc. and subsidiaries (“the Company”) purchase Acer truncatum bunge seed oil from China, outsource to third party to manufacture Acer truncatum bunge related health product, and sell to end user and distributor in the United States and PRC.

Plan of Operation

Our sole officer and director intends to sell Acer truncatum bunge related health product in the United States and PRC, we might just identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources but will rely principally on personal contacts of its officer and director and consultants as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. The officer and director of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of her investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited consolidated financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s stockholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s anticipation. There is a risk, even after the Company’s participation in the activity and the related expenditure of the Company’s funds that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its stockholders.

The Company will not restrict its search for any specific kind of business but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company’s officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company’s investigation, the officer and director of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then stockholders.

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

Management believes that the Company may be able to benefit from the use of “leverage” in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

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

Critical Accounting Policies and Estimates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently, including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt Topic 606, with a date of initial application of January 1, 2018 using the modified retrospective method applied to all contracts existing as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 will be presented under Topic 606, while prior period amounts will not be adjusted and will be reported in accordance with Topic 605. The Company identified its revenue streams and assessed its impact, and concluded that the impact of the adoption of the new standard on the consolidated financial statements will not be material.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Results of Operations

For the years ended December 31, 2017 and December 31, 2016

	Years Ended December 31,
	2017	2016	Change	Percent
Net Sales	$54,605	$-	$54,605	-%
Cost of Sales	33,571	-	33,571	-%
Gross Profit	21,034	-	21,034	-%

Operating expenses:
General and administrative	34,463	12,048	22,415	186%
Professional fees	84,447	39,184	45,263	116%

Total operating expenses	118,910	51,232	67,678	132%

Other income (expenses):
Interest expense	(43,427)	(14,476)	(28,951)	200%
Total other income (expenses)	(43,427)	(14,476)	(28,951)	200%

Loss before income taxes	(141,303)	(65,708)	(75,595)	115%
Income tax expense	5,606	-	5,606	-%

Net income	$(146,909)	$(65,708)	$(81,201)	124%

Net sales, cost of sales and gross profit

The Company consolidated net sales for the year ended December 31, 2017 and 2016 was $54,605 and $nil, respectively. The cost of sales for the year ended December 31, 2017 and 2016 was $33,571 and $nil, respectively, resulting in a gross profit of $21,034 and $nil for the year ended December 31, 2017 and 2016, respectively. Revenue increased due to the Company entered sales contract with one customers in 2017. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the year ended December 31, 2017, total operating expenses were $118,910, which consisted of professional fees of $84,447, rent expenses of $12,000, marketing and product exam fees of $10,275, research and development fees of $7,000, website expense of $1,800, bank service charge of $1,302, and office expenses of $2,086. During the year ended December 31, 2016, total operating expenses were $51,232, which consisted of professional fees of $39,184, marketing and product exam fees of $8,189, rent expenses of $3,000, telephone expenses of $466 and bank service fees of $393. Total operating expenses increased $67,678, or 132%, primarily as a result of the $45,263 increase in professional fees and $22,415 increase in selling, general and administrative in the year ended December 31, 2017 from year ended December 31, 2016.

Total other income (expense)

During the year ended December 31, 2017 and 2016, the Company had interest expense of $43,427 and $14,476, respectively.

Net loss

During the year ended December 31, 2017, the Company had a net loss of $146,909, as compared with a net loss of $65,708 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash and cash equivalents and total assets of $37,605 and $138,437, respectively. We have total liabilities of $357,061, of which $187,047 is due to convertible note payable and $125,779 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of December 31, 2017, and 2016, the Company had working capital amount of $(219,146) and $94,977, respectively.

Other than an oral agreement with Mrs. Cui to fund the expenses of the Company, we currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

For the year ended December 31, 2017, net cash flows used in operating activities was $178,043 resulting from a net loss of $146,909, an increase in accounts receivable of $49,088, inventories of $32,155, prepaid expenses and other current assets of $5,026, an increase in accounts payable of $614 and accrued liabilities of $35,093, and amortization of debt discount of $19,428. For the year ended December 31, 2016, net cash flows used in operating activities was $70,789 resulting from a net loss of $65,708, an increase in prepaid expenses and other current assets of $12,150, a increase in accrued liabilities of $593, and amortization of debt discount of $6,476.

Cash Flows from Investing Activities

For the year ended December 31, 2017, net cash flows used in investing activities was $502 resulting from the purchase of intangible assets.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of a convertible promissory note and advances from the Company’s sole officer and director. For the year ended December 31, 2017, we had cash flows provided by advances from the Company’s sole officer and director of $51,200. For the year ended December 31, 2016, we had cash flows provided by the issuance of a convertible promissory note of $200,000 and advances from the Company’s sole officer and director of $36,270.

Cash Flows from Non-Cash Financing Activities

For the year ended December 31, 2016, non-cash financing activities included $38,857 related to beneficial conversion feature recognized.

Going Concern Consideration

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company is in the process of initiating its profitable operations, so that it may be able to raise additional funds through its operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The Company had net loss of $146,909 for the year ended December 31, 2017 and a net loss of $65,708 for the year ended December 31, 2016. In addition, the Company had an accumulated deficit of $282,573 at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $43,427 and $14,476, respectively, for the years ended December 31, 2017 and 2016. The unamortized debt discount at December 31, 2017 and 2016 was $12,953 and $32,381, respectively. As of December 31, 2017 and 2016, net balance of the convertible note amounted to $187,047 and $167,619, respectively.

Operating Lease

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2017 and 2016 were $12,000 and $nil, respectively. As of December 31, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2018	$9,000
Thereafter	-
Total	$9,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of MakingORG, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MakingORG, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

April 17, 2018

MakingORG, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$37,605	$165,481
Accounts receivable	50,979	-
Inventories	32,155	-
Prepaid expenses and other current assets	17,176	12,150
Total Current Assets	137,915	177,631

Intangible assets	522	-

Total Assets	$138,437	$177,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$638	$-
Accrued liabilities	43,597	8,075
Due to related party	125,779	74,579
Convertible note payable, net of discount $12,953	187,047	-
Total Current Liabilities	357,061	82,654

Long Term Liabilities
Convertible note payable, net of discount $32,381	-	167,619

TOTAL LIABILITIES	357,061	250,273

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	27,592
Accumulated other comprehensive income	927	-
Accumulated deficit	(282,573)	(135,664)
Total Stockholders’ Deficit	(218,624)	(72,642)

Total Liabilities and Stockholders’ Deficit	$138,437	$177,631

See accompanying notes to consolidated financial statements.

MakingORG, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2017	2016

Net Sales	$54,605	$-
Cost of Sales	33,571	-
Gross Profit	21,034	-

OPERATING EXPENSES
Selling, general and administrative	34,463	12,048
Professional fees	84,447	39,184
TOTAL OPERATING EXPENSES	118,910	51,232
LOSS FROM OPERATIONS	(97,876)	(51,232)

OTHER INCOME (EXPENSE)
Interest expense, net	(43,427)	(14,476)
TOTAL OTHER INCOME (EXPENSE)	(43,427)	(14,476)

LOSS BEFORE INCOME TAX	(141,303)	(65,708)

Income tax	5,606	-

NET LOSS	$(146,909)	$(65,708)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income	927	-

TOTAL COMPREHENSIVE LOSS	$(145,982)	$(65,708)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.004)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to consolidated financial statements.

MakingORG, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2015	35,430,000	$35,430	$(11,265)	$-	$(69,956)	$(45,791)

Net loss	-	-	-	-	(65,708)	(65,708)

Issuance of promissory note	-	-	38,857	-		38,857

Balance, December 31, 2016	35,430,000	$35,430	$27,592	$-	$(135,664)	$(72,642)

Foreign currency translation income	-	-	-	927	-	927

Net loss	-	-	-	-	(146,909)	(146,909)

Balance, December 31, 2017	35,430,000	$35,430	$27,592	$927	$(282,573)	$(218,624)

See accompanying notes to consolidated financial statements.

MakingORG, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,909)	$(65,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	19,428	6,476
Changes in assets and liabilities:
Accounts receivable	(49,088)	-
Inventory	(32,155)	-
Prepaid expenses and other current assets	(5,026)	(12,150)
Accounts payable	614	-
Accrued liabilities	35,093	593
CASH FLOWS USED IN OPERATING ACTIVITIES	(178,043)	(70,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(502)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(502)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for convertible note	-	200,000
Loan from related party	51,200	36,270
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	51,200	236,270

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(531)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(127,876)	165,481
Cash and cash equivalents, beginning of period	165,481	-
Cash and cash equivalents, end of period	$37,605	$165,481

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$-

NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature recognition	$-	$(38,857)

See accompanying notes to consolidated financial statements.

MakingORG, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

MakingORG, Inc. (“MakingORG”) was incorporated under the laws of the State of Nevada on August 10, 2012. The trading symbol is “CQCQ” and the fiscal year end is December 31. On October 20, 2016, MakingORG filed documents registering its intention to transact interstate business in the state of California. On November 29, 2016, MakingORG incorporated HK Feng Wang Group Limited (“HKFW”) under the laws of Hong Kong. On August 22, 2017, HKFW incorporated Chongqing Beauty Kenner Biotechnology Co., Ltd (“CBKB”) under the laws of the People’s Republic of China (“PRC”).

MaingORG, Inc. and subsidiaries (“the Company”) purchase Acer truncatum bunge seed oil from China, outsource to third party to manufacture Acer truncatum bunge related health product, and sell to end user and distributor in the United States and PRC.

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company is in the process of initiating its profitable operations, so that it may be able to raise additional funds through its operations. In light of management’s efforts, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements refer to MakingORG, Inc. and its subsidiaries. All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of December 31, 2017 and 2016, respectively.

Inventories

Inventories consist of (a) packing materials and (b) raw materials, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary.

Revenue Recognition

The Company recognizes revenue when (1) delivery of product has occurred or services have been rendered, (2) there is persuasive evidence of a sale arrangement, (3) selling prices are fixed or determinable, and (4) collectability from the customer is reasonably assured.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the years ended December 31, 2017 and 2016 totaled $9,285 and $4,639, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $7,000 and $nil for the years ended December 31, 2017 and 2016, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are using enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, if more likely than not that the company will not realize tax assets through future operation.

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act which contains several key tax provisions that affect the Company, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities.

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

Foreign Currency Transactions

The functional currency for the Company and HKFW is the US dollar. The functional currency for the China subsidiary (CBKB) is the Renminbi (RMB). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while income and expense are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income/(loss) within shareholders’ deficit.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. The Company aggregates its operating segments into one reporting segment, as management believes that its operating segments have similar operating characteristics and similar long term operating performance.

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

The carrying amounts of financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and due to related party approximate their fair value due to the short-term duration of those instruments. Notes payable are recorded at agreed values.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently, including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt Topic 606, with a date of initial application of January 1, 2018 using the modified retrospective method applied to all contracts existing as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 will be presented under Topic 606, while prior period amounts will not be adjusted and will be reported in accordance with Topic 605. The Company has identified its revenue streams and assessed its impact, and concluded that the impact of the adoption of the new standard on the consolidated financial statements will not be material.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – INVENTORIES

The components of the Company’s inventory were packaging materials and raw materials. Inventory consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
Packaging materials	$10,020	$-
Raw materials	22,135	-
Total inventory	$32,155	$-

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of December 31, 2017, and 2016 prepaid expenses and other current assets was $17,176 and $12,150, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the years ended December 31, 2017 and 2016, the Company’s sole officer loaned the Company $51,200 and $36,270, respectively. As of December 31, 2017 and 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $125,779 and $74,579, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note is paid in full.

The Company recognized interest expense related to the convertible note of $43,427 and $14,476, respectively, for the years ended December 31, 2017 and 2016. The unamortized debt discount at December 31, 2017 and 2016 was $12,953 and $32,381, respectively. As of December 31, 2017 and 2016, net balance of the convertible note amounted to $187,047 and $167,619, respectively.

NOTE 8 – BUSINESS CONCENTRATION AND RISKS

Major customers

One customer accounted for 100% and 0% of the total accounts receivable and total net sales as of and for the years ended December 31, 2017 and December 31, 2016, respectively.

NOTE 9 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2017 and 2016 were $12,000 and $nil, respectively. As of December 31, 2017, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2018	$9,000
Thereafter	-
Total	$9,000

NOTE 10 – INCOME TAXES

The Company accounts for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Provision (benefit) for income tax for the year ended December 31, 2017 consisted of:

Year ended December 31, 2017	Federal	State	Foreign	Total
Current	$-	$800	$4,806	$5,606
Deferred	-	-	-	-
Total	$-	$800	$4,806	$5,606

Provision (benefit) for income tax for the year ended December 31, 2016 consisted of:

Year ended December 31, 2016	Federal	State	Foreign	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,
	2017	2016
Deferred tax asset:
Net operating loss carry forwards	$62,353	$46,126
Valuation allowance	(62,353)	(46,126)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $297,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years 2013 and 2014 are available for examination by stat tax jurisdictions and federal tax purposes.

The Company is disclosing an uncertain tax position due to timing differences between operating income from PRC and tax filings as of December 31, 2017, which will subject to China tax authority examination. The Company has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in its consolidation financial statements. The Company may from time to time be assessed interest or penalties by major tax jurisdictions.

NOTE 11 – GEOGRAPHICAL SALES

The Company’s net sales are mainly generated from PRC, and currently the Company only has one customer. Please refer to Note 8 for details of customer.

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2017.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Name	Age	Position

Juanzi Cui	48	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 48, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

The director of the Company serves for a term of one year or until the successor is elected at the Company’s annual stockholders’ meeting and is qualified, subject to removal by the Company’s stockholders. The officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Our sole executive officer and director complied with the Section 16(a) filing requirements since she acquired control of the Company.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of February 12, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 35,430,000 shares of our common stock issued and outstanding as of April 16, 2018. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 5042 Wilshire Blvd., #3018, Los Angeles, CA 90036.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.75%

Directors and officers as a group (1 person)	25,421,468	71.75%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2017 and 2016, the Company’s sole officer loaned the Company $51,200 and $36,270, respectively. As of December 31, 2017 and 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $125,779 and $74,579, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$16,000	$10,500
Audit Related Fees	$0	$0
Tax Fees	$2,000	$0
All Other Fees	$2,000	$0

As of December 31, 2017, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

MAKINGORG, INC.

Dated: April 17, 2018	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 17, 2018	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

