Form 10-Q
period 2018-03-31
MAKINGORG, INC.
filed 2018-05-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

17800 Castleton St #386,

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 7, 2018
Common Stock: $0.001	35,430,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53,542	$37,605
Accounts receivable	20,969	50,979
Inventories	42,175	32,155
Prepaid expenses and other current assets	10,279	17,176
Total Current Assets	126,965	137,915

Intangible assets	540	522

Total Assets	$127,505	$138,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$113	$638
Accrued liabilities	66,090	43,597
Due to related party	125,903	125,779
Convertible note payable, net of discount $8,096 and $12,953	191,904	187,047
TOTAL LIABILITIES	384,010	357,061

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	27,592
Accumulated other comprehensive income	2,402	927
Accumulated deficit	(321,929)	(282,573)
Total Stockholders’ Deficit	(256,505)	(218,624)

Total Liabilities and Stockholders’ Deficit	$127,505	$138,437

See accompanying notes to unaudited condensed consolidated financial statements.

MakingORG, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2018	2017

Net Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

OPERATING EXPENSES
Selling, general and administrative	5,000	20,434
Professional fees	23,500	18,541
TOTAL OPERATING EXPENSES	28,500	38,975

LOSS FROM OPERATIONS	(28,500)	(38,975)
	(28,500)	(38,975)
OTHER INCOME (EXPENSE)
Interest expense	(10,856)	(10,857)
TOTAL OTHER INCOME (EXPENSE)	(10,856)	(10,857)

LOSS BEFORE INCOME TAX	(39,356)	(49,832)

Income tax	-	-

NET LOSS	$(39,356)	$(49,832)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income	1,475	-

TOTAL COMPREHENSIVE LOSS	$(37,881)	$(49,832)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to unaudited condensed consolidated financial statements.

MakingORG, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,356)	$(49,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,857	4,857
Changes in assets and liabilities:
Accounts receivable	31,463	-
Inventories	(10,020)	-
Prepaid expenses and other current assets	6,905	7,650
Accounts payable	(540)	-
Accrued liabilities	22,075	11,925
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,384	(25,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	124	300
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	124	300

EFFECT OF EXCHANGE RATE CHANGES ON CASH	429	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,937	(25,100)
Cash and cash equivalents, beginning of period	37,605	165,481
Cash and cash equivalents, end of period	$53,542	$140,381

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MakingORG, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

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

Principles of Consolidation

The Company’s unaudited consolidated financial statements refer to MakingORG, Inc. and its subsidiaries. All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s unaudited consolidated financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of March 31, 2018 and December 31, 2017, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (b) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary.

Revenue Recognition

Effective January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

In general, the Company’s performance obligation is to transfer it products to its end user or distributor. Revenues from product sales are recognized when the customer obtains control of the Company’s finished goods product, which occurs at a point in time, typically upon delivery to the customer.

The Company's revenue mainly generate from sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in cost of sales.

During the three months ended March 31, 2018, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $nil.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the three months ended March 31, 2018 and 2017 totaled $1,397 and $9,285, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil and $7,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued additional updates to Topic 842. The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. As currently issued, the update requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements. The adoption of this guidance is expected to increase both assets and liabilities.

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Packaging materials	$5,524	$10,020
Raw materials	-	22,135
Finished goods	36,651	-
Total inventory	$42,175	$32,155

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of March 31, 2018, and December 31,2017 prepaid expenses and other current assets was $10,279 and $17,176, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the three months ended March 31, 2018 and 2017, the Company’s sole officer loaned the Company $124 and $300, respectively. As of March 31, 2018 and December 31, 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $125,903 and $125,779, respectively.

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

The Company recognized interest expense related to the convertible note of $10,856 and $10,857, respectively, for the three months ended March 31, 2018 and 2017. The unamortized debt discount at March 31, 2018 and December 31, 2017 was $8,096 and $12,953, respectively. As of March 31, 2018 and December 31, 2017, net balance of the convertible note amounted to $191,904 and $187,047, respectively.

NOTE 8 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended March 31, 2018 and 2017 were $3,000 and $3,000, respectively. As of March 31, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending March 31, 2019	$6,000
Thereafter	-
Total	$6,000

NOTE 9 – INCOME TAXES

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

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. HKFW in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits. CBNB in the PRC is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments.

Provision (benefit) for income tax incurred for the three months ended March 31, 2018 and 2017 totaled $nil and $nil, respectively.

Net deferred tax assets consist of the following components as of:

	March 31,
	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$70,546	$63,069
Valuation allowance	(70,546)	(63,069)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $328,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years 2013 and 2014 are available for examination by stat tax jurisdictions and federal tax purposes.

NOTE 10 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date the unaudited consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “MakingORG”,” the “Company,” “we,” “our” or “us” refer to MakingORG, Inc. and subsidiaries unless the context otherwise indicates.

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

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company’s Form 10-K filed on April 17, 2018. Results for interim periods may not be indicative of results for the full year.

Critical Accounting Policies and Estimates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently, including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. In general, the Company’s performance obligation is to transfer it products to its end user or distributor. Revenues from product sales are recognized when the customer obtains control of the Company’s finished goods product, which occurs at a point in time, typically upon delivery to the customer.

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Results of Operations

For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change	Percent
Net Sales	$-	$-	$-	-%
Cost of Sales	-	-	-	-%
Gross Profit	-	-	-	-%

Operating expenses:
Selling, general and administrative	5,000	20,434	(15,434)	-76%
Professional fees	23,500	18,541	4,959	27%
Total operating expenses	28,500	38,975	(10,475)	-27%

Loss from operations	(28,500)	(38,975)	10,475	-27%

Other income (expenses):
Interest expense	(10,856)	(10,857)	1	0%
Total other income (expenses)	(10,856)	(10,857)	1	0%

Loss before income taxes	(39,356)	(49,832)	10,476	-21%
Income tax expense	-	-	-	-%

Net loss	$(39,356)	$(49,832)	$10,476	-21%

Net sales

The Company did not generate any revenues during the three months ended March 31, 2018 and 2017.

Total operating expenses

During the three months ended March 31, 2018, total operating expenses were $28,500, which mainly consisted of professional fees of $23,500, rent expenses of $3,000 and marketing expense of $1,397. During the three months ended March 31, 2017, total operating expenses were $38,975, which mainly consisted of professional fees of $18,541, marketing and product exam expense of $10,275, research and development expense of $7,000 and rent expenses of $3,000. Total operating expenses decreased $10,475, or 27%, primarily as a result of the decrease in marketing and product exam expense, research and development expense and the professional fees and in the three months ended March 31, 2018 from three months ended March 31, 2017.

Total other income (expenses)

During the three months ended March 31, 2018 and 2017, the Company had interest expense of $10,856 and $10,857, respectively.

Net loss

During the three months ended March 31, 2018, the Company had a net loss of $39,356, as compared with a net loss of $49,832 for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash and cash equivalents and total assets of $53,542 and $127,505, respectively. As of said date, we have total liabilities of $384,010, of which $191,904 is due to convertible note payable and $125,903 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of March 31, 2018, and December 31, 2017, the Company had working capital amount of $(257,045) and $(219,146), respectively.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2018, net cash flows provided by operating activities was $15,384 resulting from a net loss of $39,356, a decrease in accounts receivable of $31,463, an increase in inventories of $10,020, a decrease in prepaid expenses and other current assets of $6,905, a decrease in accounts payable of $540, an increase in accrued liabilities of $22,075, and amortization of debt discount of $4,857. For the three months ended March 31, 2017, net cash flows used in operating activities was $25,400 resulting from a net loss of $49,832, a decrease in prepaid expenses and other current assets of $7,650, an increase in accrued liabilities of $11,925, and amortization of debt discount of $4,857.

Cash Flows from Financing Activities

For the three months ended March 31, 2018 and 2017, advances from the Company’s sole officer and director provided $124 and $300, respectively.

Going Concern Consideration

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company is in the process of initiating its profitable operations, so that it may be able to raise additional funds through its operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The Company had no revenues and incurred a net loss of $39,356 for the three months ended March 31, 2018 and a net loss of $49,832 for the three months ended March 31, 2017. In addition, the Company had an accumulated deficit of $321,929 at March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $10,856 and $10,857, respectively, for the three months ended March 31, 2018 and 2017. The unamortized debt discount at March 31, 2018 and December 31, 2017 was $8,096 and $12,953, respectively. As of March 31, 2018, and December 31, 2017, net balance of the convertible note amounted to $191,904 and $187,047, respectively.

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended March 31, 2018 and 2017 were $3,000 and $3,000, respectively. At March 31, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending March 31, 2019	$6,000
Thereafter	-
Total	$6,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As an emerging growth company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on that evaluation, as of March 31, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report.

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

MakingORG, Inc.

Dated: May 15, 2018	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

