Form 10-Q
period 2018-06-30
MAKINGORG, INC.
filed 2018-08-09
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 27, 2018
Common Stock: $0.001	35,430,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$58,844	$37,605
Accounts receivable	-	50,979
Inventories	42,724	32,155
Prepaid expenses and other current assets	9,642	17,176
Total Current Assets	111,210	137,915

Intangible assets	513	522

Total Assets	$111,723	$138,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$-	$638
Accrued liabilities	61,746	43,597
Due to related party	155,903	125,779
Convertible note payable, net of discount $3,239 and $12,953	196,761	187,047
TOTAL LIABILITIES	414,410	357,061

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	27,592
Accumulated other comprehensive income	467	927
Accumulated deficit	(366,176)	(282,573)
Total Stockholders’ Deficit	(302,687)	(218,624)

Total Liabilities and Stockholders’ Deficit	$111,723	$138,437

See accompanying notes to unaudited condensed consolidated financial statements.

MakingORG, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	9,548	3,395	14,548	23,829
Professional fees	23,070	26,964	46,570	45,505
TOTAL OPERATING EXPENSES	32,618	30,359	61,118	69,334

LOSS FROM OPERATIONS	(32,618)	(30,359)	(61,118)	(69,334)
	(32,618)	(30,359)	(61,118)	(69,334)
OTHER INCOME (EXPENSE)
Interest expense	(10,829)	(10,857)	(21,685)	(21,714)
TOTAL OTHER INCOME (EXPENSE)	(10,829)	(10,857)	(21,685)	(21,714)

LOSS BEFORE INCOME TAX	(43,447)	(41,216)	(82,803)	(91,048)

Income tax	800	800	800	800

NET LOSS	$(44,247)	$(42,016)	$(83,603)	$(91,848)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income	(1,935)	-	(460)	-

TOTAL COMPREHENSIVE LOSS	$(46,182)	$(42,016)	$(84,063)	$(91,848)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$(0.001)	$(0.002)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited condensed consolidated financial statements.

MakingORG, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,603)	$(91,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	9,714	9,714
Changes in assets and liabilities:
Accounts receivable	52,099	-
Inventories	(10,591)	(5,524)
Prepaid expenses and other current assets	7,534	2,508
Accounts payable	(652)	-
Accrued liabilities	18,134	14,200
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,365)	(70,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	30,124	600
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,124	600

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,520)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,239	(70,350)
Cash and cash equivalents, beginning of period	37,605	165,481
Cash and cash equivalents, end of period	$58,844	$95,131

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$800

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of June 30, 2018 and December 31, 2017, respectively.

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

The Company's revenue mainly generates from sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in cost of sales.

During the six months ended June 30, 2018 and 2017, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $nil.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the six months ended June 30, 2018 and 2017 totaled $1,397 and $9,285, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil and $7,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Foreign Currency Transactions

The functional currency for MakingORG and HKFW is the US dollar. The functional currency for the China subsidiary (CBKB) is the Renminbi (RMB). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while the statements of operations and cash flows are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income/(loss) within shareholders’ deficit.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments of this ASU allow companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2017-11 on its consolidated financial statements.

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently evaluating the effects the adoption of ASU 2016-02 will have on its consolidated financial statements, results of operations and cash flows.

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Packaging materials	$5,524	$10,020
Raw materials	-	22,135
Finished goods	37,200	-
Total inventory	$42,724	$32,155

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of June 30, 2018, and December 31,2017 prepaid expenses and other current assets was $9,642 and $17,176, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the six months ended June 30, 2018 and 2017, the Company’s sole officer loaned the Company $30,124 and $600, respectively. As of June 30, 2018 and December 31, 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $155,903 and $125,779, respectively.

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

The Company recognized interest expense related to the convertible note of $21,685 and $21,714, respectively, for the six months ended June 30, 2018 and 2017. The Company recognized interest expense related to the convertible note of $10,829 and $10,857, respectively, for the three months ended June 30, 2018 and 2017. The unamortized debt discount at June 30, 2018 and December 31, 2017 was $3,239 and $12,953, respectively. As of June 30, 2018 and December 31, 2017, net balance of the convertible note amounted to $196,761 and $187,047, respectively.

NOTE 8 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the six months ended June 30, 2018 and 2017 were $6,000 and $6,000, respectively. Rental expenses for the three months ended June 30, 2018 and 2017 were $3,000 and $3,000, respectively. As of June 30, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending June 30, 2019	$3,000
Thereafter	-
Total	$3,000

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

Provision (benefit) for income tax for the three months ended June 30, 2018 and 2017 totaled $800 and $800, respectively. Provision (benefit) for income tax for the six months ended June 30, 2018 and 2017 totaled $800 and $800, respectively.

Net deferred tax assets consist of the following components as of:

	June 30,
	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$89,766	$77,354
Valuation allowance	(89,766)	(77,354)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $360,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years 2013 and 2014 are available for examination by state tax jurisdictions and federal tax purposes.

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

Results of Operations

For the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change	Percent
Net Sales	$-	$-	$-	-%
Cost of Sales	-	-	-	-%
Gross Profit	-	-	-	-%

Operating expenses:
Selling, general and administrative	9,548	3,395	6,153	181%
Professional fees	23,070	26,964	(3,894)	-14%
Total operating expenses	32,618	30,359	2,259	7%

Loss from operations	(32,618)	(30,359)	2,259	7%

Other income (expenses):
Interest expense	(10,829)	(10,857)	28	0%
Total other income (expenses)	(10,829)	(10,857)	28	0%

Loss before income taxes	(43,447)	(41,216)	(2,231)	5%
Income tax expense	800	800	-	-%

Net loss	$(44,247)	$(42,016)	$(2,231)	5%

Net sales

The Company did not generate any revenues during the three months ended June 30, 2018 and 2017.

Total operating expenses

During the three months ended June 30, 2018, total operating expenses were $32,618, which consisted of professional fees of $23,070, China salary and China office expense of $5,456 and rent expenses of $3,000. During the three months ended June 30, 2017, total operating expenses were $30,359, which consisted of professional fees of $26,965, and rent expenses of $3,000. Total operating expenses increased $2,259, or 7%, primarily as a result of the increase in China personnel fee in the three months ended June 30, 2018 from three months ended June 30, 2017.

Total other income (expenses)

During the three months ended June 30, 2018 and 2017, the Company had interest expense of $10,829 and $10,857, respectively.

Net loss

During the three months ended June 30, 2018, the Company had a net loss of $44,247, as compared with a net loss of $42,016 for the three months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change	Percent
Net Sales	$-	$-	$-	-%
Cost of Sales	-	-	-	-%
Gross Profit	-	-	-	-%

Operating expenses:
Selling, general and administrative	14,548	23,829	(9,281)	-39%
Professional fees	46,570	45,505	1,065	2%
Total operating expenses	61,118	69,334	(8,216)	-12%

Loss from operations	(61,118)	(69,334)	8,216	-12%

Other income (expenses):
Interest expense	(21,685)	(21,714)	29	0%
Total other income (expenses)	(21,685)	(21,714)	29	0%

Loss before income taxes	(82,803)	(91,048)	8,245	-9%
Income tax expense	800	800	-	-%

Net loss	$(83,603)	$(91,848)	$8,245	-9%

Net sales

The Company did not generate any revenues during the six months ended June 30, 2018 and 2017.

Total operating expenses

During the six months ended June 30, 2018, total operating expenses were $61,118, which consisted of professional fees of $46,570, China salary and China office expense of $5,777 and rent expenses of $6,000. During the six months ended June 30, 2017, total operating expenses were $69,334, which consisted of professional fees of $45,505, marketing and product exam expense of $10,275, research and development expense of $7,000, and rent expenses of $6,000. Total operating expenses decreased $8,216, or 12%, primarily as a result of the decrease in research and development expenses and marketing fee in the six months ended June 30, 2018 from three months ended June 30, 2017.

Total other income (expenses)

During the six months ended June 30, 2018 and 2017, the Company had interest expense of $21,685 and $21,714, respectively.

Net loss

During the six months ended June 30, 2018, the Company had a net loss of $83,603, as compared with a net loss of $91,848 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash and cash equivalents and total assets of $58,844 and $111,723, respectively. As of June 30, 2018, we have total liabilities of $414,410, of which $196,761 is due to convertible note payable and $155,903 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of June 30, 2018 and December 31, 2017, the Company had working capital amount of $(303,200) and $(219,146), respectively.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2018, net cash flows used in operating activities was $7,365 resulting from a net loss of $83,603, a decrease in accounts receivable of $52,099, a decrease in prepaid expenses and other current assets of $7,534, an increase in inventory of $10,591, an increase in accrued liabilities of $18,134, and amortization of debt discount of $9,714. For the six months ended June 30, 2017, net cash flows used in operating activities was $70,950 resulting from a net loss of $91,848, a decrease in prepaid expenses and other current assets of $2,508, an increase in inventory of $5,524, an increase in accounts payable and accrued liabilities of $14,200, and amortization of debt discount of $9,714.

Cash Flows from Investing Activities

For the six months ended June 30, 2018 and 2017, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2018 and 2017, advances from the Company’s sole officer and director provided $30,124 and $600, respectively.

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

The Company had no revenues and incurred a net loss of $83,603 for the six months ended June 301, 2018 and a net loss of $91,848 for the six months ended June 30, 2017. In addition, the Company had an accumulated deficit of $366,176 at June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $21,685 and $21,714, respectively, for the six months ended June 30, 2018 and 2017. The Company recognized interest expense related to the convertible note of $10,829 and $10,857, respectively, for the three months ended June 30, 2018 and 2017. The unamortized debt discount at June 30, 2018 and December 31, 2017 was $3,239 and $12,953, respectively. As of June 30, 2018 and December 31, 2017, net balance of the convertible note amounted to $196,761 and $187,047, respectively.

Operating Lease

The Company has operating leases for its office. Rental expenses for the six months ended June 30, 2018 and 2017 were $6,000 and $6,000, respectively. Rental expenses for the three months ended June 30, 2018 and 2017 were $3,000 and $3,000, respectively. As of June 30, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending June 30, 2019	$3,000
Thereafter	-
Total	$3,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

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

Based on that evaluation, as of June 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

 Item 1A. Risk Factors.

As a smaller reporti0ng company, we are not required to provide the information required by this item.

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

MakingORG, Inc.

Dated: August 9, 2018	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

