Form 10-Q
period 2018-09-30
MAKINGORG, INC.
filed 2018-11-14
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

618 Brea Canyon Rd. Ste A

Walnut, CA 91789

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2018
Common Stock: $0.001	35,430,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MakingORG, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$68,490	$37,605
Accounts receivable	-	50,979
Inventories	42,704	32,155
Prepaid expenses and other current assets	9,851	17,176
Total Current Assets	121,045	137,915

Intangible assets	494	522
Deposit	2,000	-

Total Assets	$123,539	$138,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$-	$638
Accrued liabilities	55,500	43,597
Due to related party	210,903	125,779
Convertible note payable, net of discount $0 and $12,953	200,000	187,047
TOTAL LIABILITIES	466,403	357,061

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	27,592	27,592
Accumulated other comprehensive income (loss)	(649)	927
Accumulated deficit	(405,237)	(282,573)
Total Stockholders’ Deficit	(342,864)	(218,624)

Total Liabilities and Stockholders’ Deficit	$123,539	$138,437

See accompanying notes to unaudited condensed consolidated financial statements.

MakingORG, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net Sales	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

OPERATING EXPENSES
Selling, general and administrative	8,365	5,766	22,913	29,595
Professional fees	21,486	19,752	68,056	65,257
TOTAL OPERATING EXPENSES	29,851	25,518	90,969	94,852

LOSS FROM OPERATIONS	(29,851)	(25,518)	(90,969)	(94,852)

OTHER INCOME (EXPENSE)
Interest income	29	-	58	-
Interest expense	(9,239)	(10,857)	(30,953)	(32,571)
TOTAL OTHER INCOME (EXPENSE)	(9,210)	(10,857)	(30,895)	(32,571)

LOSS BEFORE INCOME TAX	(39,061)	(36,375)	(121,864)	(127,423)

Income tax	-	-	800	800

NET LOSS	$(39,061)	$(36,375)	$(122,664)	$(128,223)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	(1,116)	(12)	(1,576)	(12)

TOTAL COMPREHENSIVE LOSS	$(40,177)	$(36,387)	$(124,240)	$(128,235)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$(0.001)	$(0.003)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000	35,430,000	35,430,000

See accompanying notes to unaudited condensed consolidated financial statements.

MakingORG, Inc. and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,664)	$(128,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	12,953	14,571
Changes in assets and liabilities:
Accounts receivable	50,922	-
Inventories	(10,578)	(22,836)
Prepaid expenses and other current assets	7,325	(711)
Depsoit	(2,000)	-
Accounts payable	(637)	15,152
Accrued liabilities	12,161	21,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(52,518)	(100,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	85,124	900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	85,124	900

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,721)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,885	(99,647)
Cash and cash equivalents, beginning of period	37,605	165,481
Cash and cash equivalents, end of period	$68,490	$65,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$800

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of September 30, 2018 and December 31, 2017, respectively.

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

During the nine months ended September 30, 2018 and 2017, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $nil.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the nine months ended September 30, 2018 and 2017 totaled $1,397 and $9,285, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil and $7,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. The Company aggregates its operating segments into one reporting segment, as management believes that its operating segments have similar operating characteristics and similar long-term operating performance.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments of this ASU allow companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2017-11 on its consolidated financial statements.

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. In July 2018, the FASB has also issued the following standards which clarify ASU 2016-02 and have the same effective date as the original standard: ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. The Company plans to adopt this ASU on January 1, 2019 and elect the additional transition method and do not expect to record a cumulative effect adjustment to opening accumulated deficit. The Company is currently evaluating the effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Packaging materials	$5,524	$10,020
Raw materials	-	22,135
Finished goods	37,180	-
Total inventory	$42,704	$32,155

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of September 30, 2018, and December 31,2017 prepaid expenses and other current assets was $9,851 and $17,176, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the nine months ended September 30, 2018 and 2017, the Company’s sole officer loaned the Company $85,124 and $900, respectively. As of September 30, 2018 and December 31, 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $210,903 and $125,779, respectively.

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

On September 1, 2018, the Company entered into an Amended and Restated 12% Convertible Promissory Note. Pursuant to an Amended and Restated 12% Convertible Promissory Note, both parties agreed to extend a Convertible Note Agreement to September 1, 2019 with no additional consideration.

The Company recognized interest expense related to the convertible note of $30,953 and $32,571, respectively, for the nine months ended September 30, 2018 and 2017. The Company recognized interest expense related to the convertible note of $9,239 and $10,857, respectively, for the three months ended September 30, 2018 and 2017. The unamortized debt discount at September 30, 2018 and December 31, 2017 was $0 and $12,953, respectively. As of September 30, 2018, and December 31, 2017, net balance of the convertible note amounted to $200,000 and $187,047, respectively.

NOTE 8 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the nine months ended September 30, 2018 and 2017 were $8,000 and $9,000, respectively. Rental expenses for the three months ended September 30, 2018 and 2017 were $2,000 and $3,000, respectively. As of September 30, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending September 30, 2019	$9,000
Twelve months ending September 30, 2020	8,250
Thereafter	-
Total	$17,250

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

Provision (benefit) for income tax for the three months ended September 30, 2018 and 2017 totaled $nil and $nil, respectively. Provision (benefit) for income tax for the nine months ended September 30, 2018 and 2017 totaled $800 and $800, respectively.

Net deferred tax assets consist of the following components as of:

	September 30,
	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$86,290	$89,634
Valuation allowance	(86,290)	(89,634)
Net deferred tax asset	$-	$-

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

Plan of Operation

Our sole officer and director intends to sell Acer truncatum bunge related health product in the United States and PRC, we also might just identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

Results of Operations

For the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change	Percent
Net Sales	$-	$-	$-	-%
Cost of Sales	-	-	-	-%
Gross Profit	-	-	-	-%

Operating expenses:
Selling, general and administrative	8,365	5,766	2,599	45%
Professional fees	21,486	19,752	1,734	9%
Total operating expenses	29,851	25,518	4,333	17%

Loss from operations	(29,851)	(25,518)	(4,333)	17%

Other income (expenses):
Interest income	29	-	29	-%
Interest expense	(9,239)	(10,857)	1,618	-15%
Total other income (expenses)	(9,210)	(10,857)	1,647	-15%

Loss before income taxes	(39,061)	(36,375)	(2,686)	7%
Income tax expense	-	-	-	-%

Net loss	$(39,061)	$(36,375)	$(2,686)	7%

Net sales

The Company did not generate any revenues during the three months ended September 30, 2018 and 2017.

Total operating expenses

During the three months ended September 30, 2018, total operating expenses were $29,851, which consisted of professional fees of $21,486, China salary and China office expense of $5,079 and rent expenses of $2,000. During the three months ended September 30, 2017, total operating expenses were $25,518, which consisted of professional fees of $19,752, rent expenses of $3,000, office expenses of $2,335 and bank service charge of $431. Total operating expenses increased $4,333, or 17%, primarily as a result of the increase in China personnel fee in the three months ended September 30, 2018 from three months ended September 30, 2017.

Total other income (expenses)

During the three months ended September 30, 2018 and 2017, the Company had total other income (expenses) of $9,210 and $10,857, respectively.

Net loss

During the three months ended September 30, 2018, the Company had a net loss of $39,061, as compared with a net loss of $36,375 for the three months ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change	Percent
Net Sales	$-	$-	$-	-%
Cost of Sales	-	-	-	-%
Gross Profit	-	-	-	-%

Operating expenses:
Selling, general and administrative	22,913	29,595	(6,682)	-23%
Professional fees	68,056	65,257	2,799	4%
Total operating expenses	90,969	94,852	(3,883)	-4%

Loss from operations	(90,969)	(94,852)	3,883	-4%

Other income (expenses):
Interest income	58	-	58	-%
Interest expense	(30,953)	(32,571)	1,618	-5%
Total other income (expenses)	(30,895)	(32,571)	1,676	-5%

Loss before income taxes	(121,864)	(127,423)	5,559	-4%
Income tax expense	800	800	-	-%

Net loss	$(122,664)	$(128,223)	$5,559	-4%

Net sales

The Company did not generate any revenues during the nine months ended September 30, 2018 and 2017.

Total operating expenses

During the nine months ended September 30, 2018, total operating expenses were $90,969, which consisted of professional fees of $68,056, China salary and China office expense of $11,359 and rent expenses of $8,000. During the nine months ended September 30, 2017, total operating expenses were $94,852, which consisted of professional fees of $65,257, marketing and product exam expense of $10,275, research and development expense of $7,000, rent expenses of $9,000, website expense of $1,800, bank service charge of $960, and office expenses of $560. Total operating expenses decreased $3,883, or 4%, primarily as a result of the decrease in research and development expenses and marketing fee in the nine months ended September 30, 2018 from nine months ended September 30, 2017.

Total other income (expenses)

During the nine months ended September 30, 2018 and 2017, the Company had total other income (expenses) of $30,895 and $32,571, respectively.

Net loss

During the nine months ended September 30, 2018, the Company had a net loss of $122,664, as compared with a net loss of $128,223 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash and cash equivalents and total assets of $68,490 and $121,045, respectively. As of September 30, 2018, we have total liabilities of $466,403, of which $200,000 is due to convertible note payable and $210,903 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of September 30, 2018, and December 31, 2017, the Company had working capital amount of $(345,358) and $(219,146), respectively.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, net cash flows used in operating activities was $52,518 resulting from a net loss of $122,664, a decrease in accounts receivable of $50,922, a decrease in prepaid expenses and other current assets of $7,325, an increase in inventory of $10,578, an increase in deposit of $2,000, a decrease in accounts payable of $637, an increase in accrued liabilities of $12,161, and amortization of debt discount of $12,953. For the nine months ended September 30, 2017, net cash flows used in operating activities was $100,547 resulting from a net loss of $128,223, amortization of debt discount of $14,571, an increase in inventory of $22,836, an increase in prepaid expenses and other current assets of $711, and an increase in accounts payable of $15,152 and accrued liabilities of $21,500.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018 and 2017, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018 and 2017, advances from the Company’s sole officer and director provided $85,124 and $900, respectively.

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

The Company had no revenues and incurred a net loss of $122,664 for the nine months ended September 30, 2018 and a net loss of $128,223 for the nine months ended September 30, 2017. In addition, the Company had an accumulated deficit of $405,237 at September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2018, the Company entered into an Amended and Restated Convertible Note Agreement. Pursuant to an Amended and Restated Convertible Note Agreement, both parties agreed to extend a Convertible Note Agreement to September 1, 2019 with no additional consideration.

The Company recognized interest expense related to the convertible note of $30,953 and $32,571, respectively, for the nine months ended September 30, 2018 and 2017. The Company recognized interest expense related to the convertible note of $9,239 and $10,857, respectively, for the three months ended September 30, 2018 and 2017. The unamortized debt discount at September 30, 2018 and December 31, 2017 was $0 and $12,953, respectively. As of September 30, 2018, and December 31, 2017, net balance of the convertible note amounted to $200,000 and $187,047, respectively.

Operating Lease

The Company has operating leases for its office. Rental expenses for the nine months ended September 30, 2018 and 2017 were $8,000 and $9,000, respectively. Rental expenses for the three months ended September 30, 2018 and 2017 were $2,000 and $3,000, respectively. As of September 30, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending September 30, 2019	$9,000
Twelve months ending September 30, 2020	8,250
Thereafter	-
Total	$17,250

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

Based on that evaluation, as of September 30, 2018, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

10.1	Amended and Restated 12% Convertible Promissory Note, dated September 1, 2018, by and between the Company and Junhan Xie.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakingORG, Inc.

Dated: November 14, 2018	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

