Form 10-K
period 2018-12-31
MAKINGORG, INC.
filed 2019-04-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number: 000-55260

MAKINGORG, INC.
(Exact name of Company as specified in its charter)

Nevada	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

618 Brea Canyon Rd. Ste A, Walnut, CA 91789

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

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $42,035,834 (computed by reference to the bid price of a share of the Company’s common stock on that date as reported).

As of April 11, 2019, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

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

Juanzi Cui, who took control of the Company as described above, intended that the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States.

On November 29, 2016, the Company incorporated HK Feng Wang Group Limited (“HKFW”) under the laws of Hong Kong. On August 22, 2017, HKFW incorporated Chongqing Beauty Kenner Biotechnology Co., Ltd (“CBKB”) under the laws of the People’s Republic of China (“PRC”).

The Company and its subsidiaries purchase Acer truncatum bunge seed oil from China, outsource to third parties to manufacture Acer truncatum bunge related health product, and sell to end users and distributors in the United States and PRC.

CBKB entered into a Strategic Cooperation Framework Agreement with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2018 and 2017 were $10,875 and $12,000, respectively. As of December 31, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2019	$8,625
Twelve months ending December 31, 2020	5,750
Thereafter	-
Total	$14,375

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, we became listed on the OTCQB under the symbol "DRIM". As of August 25, 2014, the trading symbol of the Company became "CQCQ". The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTC as of the end of each quarter commencing on January 1, 2018 through December 31, 2018 was $4.20. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCMarkets on February 27, 2019, was $4.20.

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

Holders

As of April 11, 2019, there were 35,540,000 shares of common stock issued and outstanding, which were held by approximately 266 stockholders of record.

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

The Company recognized interest expense related to the convertible note of $50,286 and $43,427, respectively, for the years ended December 31, 2018 and 2017. The unamortized debt discount at December 31, 2018 and 2017 was $26,667 and $12,953, respectively. As of December 31, 2018, and 2017, net balance of the convertible note amounted to $173,333 and $187,047, respectively.

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

The Company and its subsidiaries purchase Acer truncatum bunge seed oil from China, outsource to third parties to manufacture Acer truncatum bunge related health product, and sell to end users and distributors in the United States and PRC.

CBKB entered into a Strategic Cooperation Framework Agreement with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food.

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

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. In July 2018, the FASB has also issued the following standards which clarify ASU 2016-02 and have the same effective date as the original standard: ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, amending certain aspects of the new leasing standard. The Company plans to adopt this ASU 2016-02 on January 1, 2019. The Company is currently evaluating the effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

Results of Operations

For the years ended December 31, 2018 and December 31, 2017

	Years Ended December 31,
	2018	2017	Change	Percent
Net Sales	$-	$54,605	$(54,605)	-100%
Cost of Sales	-	33,571	(33,571)	-100%
Gross Profit	-	21,034	(21,034)	-100%

Operating expenses:
General and administrative	33,373	34,463	(1,090)	-3%
Professional fees	89,932	84,447	5,485	6%

Total operating expenses	123,305	118,910	4,395	4%

Other income (expenses):
Interest income	80	-	80	-%
Interest expense	(50,286)	(43,427)	(6,859)	16%
Loss on inventory write-off	(11,101)	-	(11,101)	-%
Loss on inventory write-down	(10,666)	-	(10,666)	-%
Total other income (expenses)	(71,973)	(43,427)	(28,546)	66%

Loss before income taxes	(195,278)	(141,303)	(53,975)	38%
Income tax expense	800	5,606	(4,806)	-86%

Net income	$(196,078)	$(146,909)	$(49,169)	33%

Net sales, cost of sales and gross profit

The Company consolidated net sales for the years ended December 31, 2018 and 2017 was $nil and $54,605, respectively. The cost of sales for the years ended December 31, 2018 and 2017 was $nil and $33,571, respectively, resulting in a gross profit of $nil and $21,034 for the years ended December 31, 2018 and 2017, respectively.

Total operating expenses

During the year ended December 31, 2018, total operating expenses were $123,305, which consisted of professional fees of $89,932, rent expenses of $10,875, China salary and China office expense of $11,518, marketing expense of $7,555, bank charges of $1,422, , permits and licenses of $989, and others of $1,014. During the year ended December 31, 2017, total operating expenses were $118,910, which consisted of professional fees of $84,447, rent expenses of $12,000, marketing and product exam fees of $10,275, research and development fees of $7,000, website expense of $1,800, bank service charge of $1,302, and office expenses of $2,086. Total operating expenses increased $4,395, or 4%, primarily as a result of the increase in China personnel fee in the year ended December 31, 2018 from year ended December 31, 2017.

Total other income (expense)

During the year ended December 31, 2018, the Company total other expenses were $71,973, which consisted of interest expense of $50,286, interest income of $80, loss on inventory write-down of $11,101 and loss on inventory write-off of $10,666. During the year ended December 31, 2017, the Company interest expenses of $43,427.

Net loss

During the year ended December 31, 2018, the Company had a net loss of $196,078, as compared with a net loss of $146,909 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash and cash equivalents and total assets of $57,372 and $86,073, respectively. We have total liabilities of $462,415, of which $173,333 is convertible note payable and $230,903 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of December 31, 2018, and 2017, the Company had working capital amount of $(377,717) and $(219,146), respectively.

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

Cash Flows from Operating Activities

For the year ended December 31, 2018, net cash flows used in operating activities was $84,298 resulting from a net loss of $196,078, a decrease in accounts receivable of $50,145, an increase in inventories of $11,813, a decrease in prepaid expenses and other current assets of $12,676, an increase in deposit of $2,000, a decrease in accounts payable of $627, an increase in accrued liabilities of $14,208, an increase in deferred rent of $625, and amortization of debt discount of $26,286, amortization expense of $513, loss on inventory write-down of $11,101 and loss on inventory write-off of $10,666. For the year ended December 31, 2017, net cash flows used in operating activities was $178,043 resulting from a net loss of $146,909, an increase in accounts receivable of $49,088, inventories of $32,155, prepaid expenses and other current assets of $5,026, an increase in accounts payable of $614 and accrued liabilities of $35,093, and amortization of debt discount of $19,428.

Cash Flows from Investing Activities

For the year ended December 31, 2018, the Company did not have any cash flow from investing activities. For the year ended December 31, 2017, net cash flows used in investing activities was $502 resulting from the purchase of intangible assets.

Cash Flows from Financing Activities

We have financed our operations primarily from the advances from the Company’s sole officer and director. For the year ended December 31, 2018, we had cash flows provided by advances from the Company’s sole officer and director of $105,124. For the year ended December 31, 2017, we had cash flows provided by advances from the Company’s sole officer and director of $51,200.

Going Concern Consideration

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had net loss of $196,078 for the year ended December 31, 2018 and a net loss of $146,909 for the year ended December 31, 2017. In addition, the Company had an accumulated deficit of $478,651 and generated negative cash flow from operating activities as of and for year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2018, the Company entered into an Amended and Restated 12% Convertible Promissory Note. Pursuant to an Amended and Restated 12% Convertible Promissory Note, both parties agreed to extend a Convertible Note Agreement to September 1, 2019 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $50,286 and $43,427, respectively, for the years ended December 31, 2018 and 2017. The unamortized debt discount at December 31, 2018 and 2017 was $26,667 and $12,953, respectively. As of December 31, 2018, and 2017, net balance of the convertible note amounted to $173,333 and $187,047, respectively.

Operating Lease

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2018 and 2017 were $10,875 and $12,000, respectively. As of December 31, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2019	$8,625
Twelve months ending December 31, 2020	5,750
Thereafter	-
Total	$14,375

Material Definitive Agreement

MakingOrg, Inc.’s subsidiary, Chonogquing Beauty Kenner Biotechnology Co., Ltd., entered into a Strategic Cooperation Framework Agreement (the “Agreement”) with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food. The Company has initiated the marketing effort per agreement, however, the result has not met the expectation and the Company is still finding solutions.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MakingORG, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, accumulated deficit and generated negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Simon & Edward, LLP

Los Angeles, California

April 15, 2019

We have served as the Company's auditor since 2016.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$57,372	$37,605
Accounts receivable	-	50,979
Inventories (net of inventory reserve of $11,101 and $nil)	22,201	32,155
Prepaid expenses and other current assets	4,500	17,176
Total Current Assets	84,073	137,915

Intangible assets	-	522
Deposit	2,000	-

Total Assets	$86,073	$138,437

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$-	$638
Interest payable	56,000	32,000
Accrued liabilities	1,554	11,597
Due to related party	230,903	125,779
Convertible note payable, net of discount $26,667 and $12,953	173,333	187,047
Total Current Liabilities	461,790	357,061

Deferred rent	625	-

TOTAL LIABILITIES	462,415	357,061

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,430,000 shares issued and outstanding	35,430	35,430
Additional paid-in capital	67,592	27,592
Accumulated other comprehensive income (loss)	(713)	927
Accumulated deficit	(478,651)	(282,573)
Total Stockholders’ Deficit	(376,342)	(218,624)

Total Liabilities and Stockholders’ Deficit	$86,073	$138,437

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2018	2017

Net Sales	$-	$54,605
Cost of Sales	-	33,571
Gross Profit	-	21,034

OPERATING EXPENSES
Selling, general and administrative	33,373	34,463
Professional fees	89,932	84,447
TOTAL OPERATING EXPENSES	123,305	118,910

LOSS FROM OPERATIONS	(123,305)	(97,876)

OTHER INCOME (EXPENSE)
Interest income	80	-
Interest expense	(50,286)	(43,427)
Loss on inventories write-down	(11,101)	-
Loss on inventories write-off	(10,666)	-
TOTAL OTHER INCOME (EXPENSE)	(71,973)	(43,427)

LOSS BEFORE INCOME TAX	(195,278)	(141,303)

Income tax	800	5,606

NET LOSS	$(196,078)	$(146,909)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	(1,640)	927

TOTAL COMPREHENSIVE LOSS	$(197,718)	$(145,982)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.006)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,430,000	35,430,000

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2016	35,430,000	$35,430	$27,592	$-	$(135,664)	$(72,642)

Foreign currency translation income	-	-	-	927	-	927

Net loss	-	-	-	-	(146,909)	(146,909)

Balance, December 31, 2017	35,430,000	$35,430	$27,592	$927	$(282,573)	$(218,624)

Foreign currency translation loss	-	-	-	(1,640)	-	(1,640)

Issuance of promissory note	-	-	40,000	-	-	40,000

Net loss	-	-	-	-	(196,078)	(196,078)

Balance, December 31, 2018	35,430,000	$35,430	$67,592	$(713)	$(478,651)	$(376,342)

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,078)	$(146,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	11,101	-
Loss on inventories write-off	10,666	-
Amortization expense	513	-
Amortization of debt discount	26,286	19,428
Changes in assets and liabilities:
Accounts receivable	50,145	(49,088)
Inventories	(11,813)	(32,155)
Prepaid expenses and other current assets	12,676	(5,026)
Depsoit	(2,000)	-
Accounts payable	(627)	614
Accrued liabilities	14,208	35,093
Deferred rent	625	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(84,298)	(178,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(502)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(502)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	105,124	51,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	105,124	51,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,059)	(531)

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,767	(127,876)
Cash and cash equivalents, beginning of period	37,605	165,481
Cash and cash equivalents, end of period	$57,372	$37,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$2,111	$800

NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature recognition	$(40,000)	$-

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss, generated negative cash flow from operating activities and has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. In light of management’s efforts, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of December 31, 2018 and 2017, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (b) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of December 31, 2018 and 2017, inventory reserve amounted to $11,101 and $nil, respectively.

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

During the years ended December 31, 2018 and 2017, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $nil and $54,605, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the years ended December 31, 2018 and 2017 totaled $7,555 and $9,285, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil and $7,000 for the years ended December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued Accounting Standards Update No. 2016-02, Leases (Topic 842), or ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. In July 2018, the FASB has also issued the following standards which clarify ASU 2016-02 and have the same effective date as the original standard: ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, amending certain aspects of the new leasing standard. The Company plans to adopt this ASU 2016-02 on January 1, 2019. The Company is currently evaluating the effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Packaging materials	$-	$10,020
Raw materials	-	22,135
Finished goods	33,302	-
Inventory reserve	(11,101)	-
Total inventory	$22,201	$32,155

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of December 31, 2018 and 2017, prepaid expenses and other current assets was $4,500 and $17,176, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the years ended December 31, 2018 and 2017, the Company’s sole officer loaned the Company $105,124 and $51,200, respectively. As of December 31, 2018 and 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $230,903 and $125,779, respectively.

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

On September 1, 2018, the Company entered into an Amended and Restated 12% Convertible Promissory Note. Pursuant to an Amended and Restated 12% Convertible Promissory Note, both parties agreed to extend a Convertible Note Agreement to September 1, 2019 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $50,286 and $43,427, respectively, for the years ended December 31, 2018 and 2017. The unamortized debt discount at December 31, 2018 and 2017 was $26,667 and $12,953, respectively. As of December 31, 2018, and 2017, net balance of the convertible note amounted to $173,333 and $187,047, respectively.

NOTE 8 – COMMITMENTS

Operating Lease

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2018 and 2017 were $10,875 and $12,000, respectively. As of December 31, 2018, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2019	$8,625
Twelve months ending December 31, 2020	5,750
Thereafter	-
Total	$14,375

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

Provision (benefit) for income tax for the year ended December 31, 2018 consisted of:

Year ended December 31, 2018	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Provision (benefit) for income tax for the year ended December 31, 2017 consisted of:

Year ended December 31, 2017	Federal	State	Foreign	Total
Current	$-	$800	$4,806	$5,606
Deferred	-	-	-	-
Total	$-	$800	$4,806	$5,606

Net deferred tax assets consist of the following components as of:

	December 31,
	2018	2017
Deferred tax asset:
Net operating loss carry forwards	$92,639	$62,353
Valuation allowance	(92,639)	(62,353)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $351,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2014 and 2015 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 10 – SUBSEQUENT EVENT

On January 4, 2019, the Company entered into an Independent Consulting Agreement with an unrelated party. The agreement term is from January 4, 2019 to January 3, 2020. Pursuant to the Independent Consulting Agreement, the Company agreed to issue 110,000 shares of the Company’s common stock to an unrelated party to devote appropriate time and attention to providing advice to the Company in regards to sales and marketing for China; or such other services as the Company and the Consultant may agree.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2018.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2018 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Name	Age	Position

Juanzi Cui	49	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 49, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 11, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 35,540,000 shares of our common stock issued and outstanding as of April 11, 2019. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 618 Brea Canyon Rd. Ste A, Walnut, CA 91789.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.53%

Directors and officers as a group (1 person)	25,421,468	71.53%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2018 and 2017, the Company’s sole officer loaned the Company $105,124 and $51,200, respectively. As of December 31, 2018 and 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $230,903 and $125,779, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$25,000	$16,000
Audit Related Fees	$0	$0
Tax Fees	$2,000	$2,000
All Other Fees	$0	$2,000

As of December 31, 2018, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of MakingORG, Inc. (1)
3.2	Bylaws (2)
10.1	Service Contract with Anchor Freight Services, Inc. (2)
10.2	Strategic Cooperation Framework Agreement, dated May 25, 2018, by and between the MakingORG, Inc. and Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (3)
31	Rule 13a-14(a)/15d-14(a) Certifications*
32.1	Section 1350 Certifications, Principal Executive Officer
32.2	Section 1350 Certification, Principal Financial Officer

______

*	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed on August 22, 2014.
(2)	Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 on filed on February 8, 2013.
(3)	Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed on May 29, 2018.

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKINGORG, INC.

Dated: April 15, 2019	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 15, 2019	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

