Form 10-Q
period 2019-03-31
MAKINGORG, INC.
filed 2019-05-20
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

618 Brea Canyon Rd. Ste A

Walnut, CA 91789

(213) 805-5799

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 7, 2019
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$57,377	$57,372
Inventory (net of inventory reserve of $13,876 and $11,101)	19,426	22,201
Prepaid expenses and other current assets	351,887	4,500
Total Current Assets	428,690	84,073

Right-of-use assets - operating leases	11,544	-
Deposit	2,000	2,000

Total Assets	$442,234	$86,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$62,000	$56,000
Accrued liabilities	5,295	1,554
Lease liabilities - operating leases	8,393	-
Due to related party	250,903	230,903
Convertible note payable, net of discount $16,667 and $26,667	183,333	173,333
Total Current Liabilities	509,924	461,790

Long-Term Liabilities
Lease liabilities - operating leases, noncurrent	3,682	-
Deferred rent	-	625

TOTAL LIABILITIES	513,606	462,415

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 and 35,430,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	35,540	35,430
Additional paid-in capital	529,482	67,592
Accumulated other comprehensive income (loss)	(153)	(713)
Accumulated deficit	(636,241)	(478,651)
Total Stockholders’ Deficit	(71,372)	(376,342)

Total Liabilities and Stockholders’ Deficit	$442,234	$86,073

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2019	2018

Net Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

OPERATING EXPENSES
Selling, general and administrative	10,385	5,000
Professional fees	128,448	23,500
TOTAL OPERATING EXPENSES	138,833	28,500

LOSS FROM OPERATIONS	(138,833)	(28,500)
	(138,833)	(28,500)
OTHER INCOME (EXPENSE)
Interest income	18	-
Interest expense	(16,000)	(10,856)
Loss on inventory write-down	(2,775)	-
TOTAL OTHER INCOME (EXPENSE)	(18,757)	(10,856)

LOSS BEFORE INCOME TAX	(157,590)	(39,356)

Income tax	-	-

NET LOSS	$(157,590)	$(39,356)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	560	1,475

TOTAL COMPREHENSIVE LOSS	$(157,030)	$(37,881)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.004)	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,430,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2017	35,430,000	$35,430	$27,592	$927	$(282,573)	$(218,624)

Foreign currency translation loss	-	-	-	1,475	-	1,475

Net loss	-	-	-	-	(39,356)	(39,356)

Balance, March 31, 2018	35,430,000	$35,430	$27,592	$2,402	$(321,929)	$(256,505)

Balance, December 31, 2018	35,430,000	$35,430	$67,592	$(713)	$(478,651)	$(376,342)

Foreign currency translation income	-	-	-	560	-	560

Common stock issued for service	110,000	110	461,890	-	-	462,000

Net loss	-	-	-	-	(157,590)	(157,590)

Balance, March 31, 2019	35,540,000	$35,540	$529,482	$(153)	$(636,241)	$(71,372)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,590)	$(39,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	2,775	-
Shares issued for compensation	115,500	-
Amortization of debt discount	10,000	4,857
Amortization of Right-of-use assets	(94)	-
Changes in assets and liabilities:
Accounts receivable	-	31,463
Inventories	-	(10,020)
Prepaid expenses and other current assets	(883)	6,905
Accounts payable	-	(540)
Accrued liabilities	9,702	22,075
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(20,590)	15,384

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	20,000	124
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,000	124

EFFECT OF EXCHANGE RATE CHANGES ON CASH	595	429

NET CHANGE IN CASH AND CASH EQUIVALENTS	5	15,937
Cash and cash equivalents, beginning of period	57,372	37,605
Cash and cash equivalents, end of period	$57,377	$53,542

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$462,000	$-

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss, generated negative cash flow from operating activities,has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The Company’s unaudited consolidated financial statements include the accounts of MakingORG, and its wholly owned subsidiaries, HKFW and CBTB. All intercompany transactions and balances were eliminated in consolidation.

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

Inventories

Inventories consist of finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary.

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

The Company’s revenue mainly generates from sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in cost of sales.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $nil.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the three months ended March 31, 2019 and 2018 totaled $nil and $1,397, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil for the three months ended March 31, 2019 and 2018, respectively.

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

Related Parties

The Company follows Accounting Standards Codification (“ASC”) 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Lease

The Company determines if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on its consolidated balance sheet. Operating lease assets represent its right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments over the lease term. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using its incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

Segment Reporting

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 280, “Segment Reporting” for its segment reporting. The Company aggregates its operating segments into one reporting segment, as management believes that its operating segments have similar operating characteristics and similar long term operating performance.

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

The carrying amounts of financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, accrued expenses and due to related party approximate their fair value due to the short-term duration of those instruments. Notes payable are recorded at agreed values.

Stock-Based Compensation

The Company accounts for share-based compensation awards to nonemployees in accordance with FASB ASC 718and FASB ASC 505-50. Under FASB ASC 718 and FASB ASC 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

Recent Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”) (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01) which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. Based on a preliminary assessment, the Company expect that its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use (“ROU”) assets upon adoption, resulting in a significant increase in the assets and liabilities on its consolidated balance sheets. There was no change in its leasing activities as a result of adoption. Upon adoption, as of January 1, 2019, the Company recognized operating lease liabilities of $14,079 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, as well as corresponding ROU assets of $13,454, the $625 difference attributable to the offset of the deferred rent existing as of January 1, 2019. See Note 8 for further details.

Recently Issued Accounting Pronouncement Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Finished goods	$33,302	$33,302
Inventory reserve	(13,876)	(11,101)
Total inventory	$19,426	$22,201

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of March 31, 2019, and December 31,2018 prepaid expenses and other current assets was $351,887 and $4,500, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the three months ended March 31, 2019 and 2018, the Company’s sole officer loaned the Company $20,000 and $124, respectively. As of March 31, 2019 and December 31, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $250,903 and $230,903, respectively.

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

On September 1, 2018, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2019 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $16,000 and $10,856, respectively, for the three months ended March 31, 2019 and 2018. The unamortized debt discount at March 31, 2019 and December 31, 2018 was $16,667 and $26,667, respectively. As of March 31, 2019 and December 31, 2018, net balance of the convertible note amounted to $183,333 and $173,33, respectively.

NOTE 8 – LEASE

The Company has operating lease for its leases office space from a third party. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease.

Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 7.33%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of March 31, 2019 is 17 months. The Company currently has no finance leases.

During the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $2,250.

The components of lease expense consist of the following:

	Classification	Three Months Ended March 31, 2019
Operating lease cost	S,G&A expense	$2,156

Net lease cost		$2,156

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$11,544

Total leased assets		$11,544
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$8,393

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	3,682

Total lease liabilities		$12,075

Weighted average remaining lease term
Operating leases		1.42

Weighted average discount rate
Operating leases		7.33%

Cash flow information related to leases consists of the following:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,004
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,910

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of March 31, 2019 are as follows:

Ending December 31,	Operating Leases
2019	$6,750
2020	6,000
Total lease payments	12,750
Less: Interest	(675)
Present value of lease liabilities	$12,075

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

On January 4, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service. During the three months ended, the Company incurred non-cash stock compensation expense for this consulting fee of $115,500.

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

Provision for income tax incurred for the three months ended March 31, 2019 and 2018 totaled $nil and $nil, respectively.

Net deferred tax assets consist of the following components as of:

	March 31,
	2019	2018
Deferred tax asset:
Net operating loss carry forwards	$103,630	$70,546
Valuation allowance	(103,630)	(70,546)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $367,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years 2014 and 2015 are available for examination by stat tax jurisdictions and federal tax purposes.

NOTE 11– SUBSEQUENT EVENT

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

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company’s Form 10-K filed on April 15, 2019. Results for interim periods may not be indicative of results for the full year.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

The new standard was effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Comapny adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, prior period financial information has not been recast and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, it has not recognized ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

The Company believe the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on its condensed consolidated balance sheet for its office operating leases and (2) providing new disclosures about its leasing activities. There was no change in its leasing activities as a result of adoption.

Upon adoption, as of January 1, 2019, the Company recognized operating lease liabilities of $14,079 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, as well as corresponding ROU assets of $13,454, the $625 difference attributable to elimination of the accrued and prepaid rent existing as of January 1, 2019.

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

Results of Operations

For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change	Percent
Net Sales	$-	$-	$-	-%
Cost of Sales	-	-	-	-%
Gross Profit	-	-	-	-%

Operating expenses:
Selling, general and administrative	10,385	5,000	5,385	108%
Professional fees	128,448	23,500	104,948	447%
Total operating expenses	138,833	28,500	110,333	387%

Loss from operations	(138,833)	(28,500)	(110,333)	387%

Other income (expenses):
Interest income	18	-	18	-%
Interest expense	(16,000)	(10,856)	(5,144)	47%
Loss on inventory write-down	(2,775)	-	(2,775)	-%
Total other income (expenses)	(18,757)	(10,856)	(7,901)	73%

Loss before income taxes	(157,590)	(39,356)	(118,234)	300%
Income tax expense	-	-	-	-%

Net loss	$(157,590)	$(39,356)	$(118,234)	300%

Net sales

The Company did not generate any revenues during the three months ended March 31, 2019 and 2018.

Total operating expenses

During the three months ended March 31, 2019, total operating expenses were $138,833, which mainly consisted of professional fees of $128,448, rent expenses of $2,156 and China office expense of $7,843. During the three months ended March 31, 2018, total operating expenses were $28,500, which mainly consisted of professional fees of $23,500, rent expenses of $3,000 and marketing expense of $1,397. Total operating expenses increased $110,333, or 387%, primarily as a result of the increase in professional fees and China office expense for the three months ended March 31, 2019 compared with the three months ended March 31, 2018.

Total other income (expenses)

During the three months ended March 31, 2019, the Company total other expenses were $18,757, which consisted of interest expense of $16,000, interest income of $18, and loss on inventory write-down of $2,775. During the three months ended March 31, 2018, the Company had interest expense of $10,856.

Net loss

During the three months ended March 31, 2019, the Company had a net loss of $157,590, as compared with a net loss of $39,356 for the three months ended March 31, 2018. The increase in net loss was predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash and cash equivalents and total assets of $57,377 and $442,234, respectively. As of said date, the Company has total liabilities of $513,606, of which $183,333 is due to convertible note payable and $250,903 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of March 31, 2019, and December 31, 2018, the Company had working capital amount of $(81,234) and $(377,717), respectively.

Other than an oral agreement with Mrs. Cui to fund the expenses of the Company, we currently have no agreements, arrangements or understandings with financial institution or any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

For the three months ended March 31, 2019, net cash flows used in operating activities was $20,590 resulting from a net loss of $157,590, an increase in prepaid expenses and other current assets of $883, an increase in accrued liabilities of $9,702, loss on inventory write-down of $2,775, shares issued for compensation of $115,500, amortization of right-of use assets of $94 and amortization of debt discount of $10,000. For the three months ended March 31, 2018, net cash flows provided by operating activities was $15,384 resulting from a net loss of $39,356, a decrease in accounts receivable of $31,463, an increase in inventories of $10,020, a decrease in prepaid expenses and other current assets of $6,905, a decrease in accounts payable of $540, an increase in accrued liabilities of $22,075, and amortization of debt discount of $4,857.

Cash Flows from Financing Activities

For the three months ended March 31, 2019 and 2018, advances from the Company’s sole officer and director provided $20,000 and $124, respectively.

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

The Company had net loss of $157,590 for the three months ended March 31, 2019 and a net loss of $39,356 for the three months ended March 31, 2018. In addition, the Company had an accumulated deficit of $636,241 and generated negative cash flow from operating activities as of and for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $16,000 and $10,856, respectively, for the three months ended March 31, 2019 and 2018. The unamortized debt discount at March 31, 2019 and December 31, 2018 was $16,667 and $26,667, respectively. As of March 31, 2019 and December 31, 2018, net balance of the convertible note amounted to $183,333 and $173,333, respectively.

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

Based on that evaluation, as of March 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: May 20, 2019	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

