Form 10-Q
period 2019-06-30
MAKINGORG, INC.
filed 2019-08-13
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55260

MakingORG, Inc.
(Exact name of registrant as specified in its charter)

Nevada	6770	39-2079723
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number )

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 26, 2019
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$31,630	$57,372
Accounts receivable-related party	14,767	-
Inventory (net of inventory reserve of $16,651 and $11,101)	16,651	22,201
Prepaid expenses and other current assets	240,707	4,500
Total Current Assets	303,755	84,073

Right-of-use assets - operating leases	9,597	-
Deposit	2,000	2,000

Total Assets	$315,352	$86,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$68,000	$56,000
Accrued liabilities	11,522	1,554
Lease liabilities - operating leases	8,548	-
Due to related party	270,903	230,903
Convertible note payable, net of discount $6,667 and $26,667	193,333	173,333
Total Current Liabilities	552,306	461,790

Long-Term Liabilities
Lease liabilities - operating leases, noncurrent	1,486	-
Deferred rent	-	625

TOTAL LIABILITIES	553,792	462,415

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,540,000 and 35,430,000 shares issued and outstanding as of
March 31, 2019 and December 31, 2018, respectively	35,540	35,430
Additional paid-in capital	529,482	67,592
Accumulated other comprehensive income (loss)	(677)	(713)
Accumulated deficit	(802,785)	(478,651)
Total Stockholders’ Deficit	(238,440)	(376,342)

Total Liabilities and Stockholders’ Deficit	$315,352	$86,073

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net Sales-Related Party	$33,064	$-	$33,064	$-
Cost of Sales	18,294	-	18,294	-
Gross Profit	14,770	-	14,770	-

OPERATING EXPENSES
Selling, general and administrative	9,201	9,548	19,586	14,548
Professional fees	152,548	23,070	280,996	46,570
TOTAL OPERATING EXPENSES	161,749	32,618	300,582	61,118

LOSS FROM OPERATIONS	(146,979)	(32,618)	(285,812)	(61,118)

OTHER INCOME (EXPENSE)
Interest income	10	-	28	-
Interest expense	(16,000)	(10,829)	(32,000)	(21,685)
Loss on inventory write-down	(2,775)	-	(5,550)	-
TOTAL OTHER INCOME (EXPENSE)	(18,765)	(10,829)	(37,522)	(21,685)

LOSS BEFORE INCOME TAX	(165,744)	(43,447)	(323,334)	(82,803)

Income tax	800	800	800	800

NET LOSS	$(166,544)	$(44,247)	$(324,134)	$(83,603)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	(524)	(1,935)	36	(460)

TOTAL COMPREHENSIVE LOSS	$(167,068)	$(46,182)	$(324,098)	$(84,063)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.005)	$(0.001)	$(0.009)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,430,000	35,540,000	35,430,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2017	35,430,000	$35,430	$27,592	$927	$(282,573)	$(218,624)

Foreign currency translation loss	-	-	-	1,475	-	1,475

Net loss	-	-	-	-	(39,356)	(39,356)

Balance, March 31, 2018	35,430,000	$35,430	$27,592	$2,402	$(321,929)	$(256,505)

Foreign currency translation loss	-	-	-	(1,935)	-	(1,935)

Net loss	-	-	-	-	(44,247)	(44,247)

Balance, June 30, 2018	35,430,000	$35,430	$27,592	$467	$(366,176)	$(302,687)

Balance, December 31, 2018	35,430,000	$35,430	$67,592	$(713)	$(478,651)	$(376,342)

Foreign currency translation income	-	-	-	560	-	560

Common stock issued for service	110,000	110	461,890	-	-	462,000

Net loss	-	-	-	-	(157,590)	(157,590)

Balance, March 31, 2019	35,540,000	35,540	529,482	(153)	(636,241)	(71,372)

Foreign currency translation income	-	-	-	(524)	-	(524)

Net loss	-	-	-	-	(166,544)	(166,544)

Balance, June 30, 2019	35,540,000	$35,540	$529,482	$(677)	$(802,785)	$(238,440)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(324,134)	$(83,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	5,550	-
Shares issued for compensation	231,000	-
Amortization of debt discount	20,000	9,714
Amortization of Right-of-use assets	(188)	-
Changes in assets and liabilities:
Accounts receivable	(14,945)	52,099
Inventories	-	(10,591)
Prepaid expenses and other current assets	(5,270)	7,534
Accounts payable	-	(652)
Accrued liabilities	22,011	18,134
CASH FLOWS USED IN OPERATING ACTIVITIES	(65,976)	(7,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	40,000	30,124
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	40,000	30,124

EFFECT OF EXCHANGE RATE CHANGES ON CASH	234	(1,520)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,742)	21,239
Cash and cash equivalents, beginning of period	57,372	37,605
Cash and cash equivalents, end of period	$31,630	$58,844

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$800

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$462,000	$-

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of June 30, 2019 and December 31, 2018, respectively.

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

During the three and six months ended June 30, 2019, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $33,064 and $33,064, respectively. During the three and six months ended June 30, 2018, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $nil.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the six months ended June 30, 2019 and 2018 totaled $nil and $1,397, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil for the six months ended June 30, 2019 and 2018, respectively.

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

Foreign Currency Transactions

The functional currency for the Company and HKFW is the US dollar. The functional currency for the China subsidiary (CBKB) is the Renminbi (RMB). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while statements of operations and cash flows are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income/(loss) within shareholders’ deficit.

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

The carrying amounts of financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accrued expenses and due to related party approximate their fair value due to the short-term duration of those instruments. Notes payable are recorded at agreed values.

Stock-Based Compensation

The Company accounts for share-based compensation awards to nonemployees in accordance with FASB ASC 718 and FASB ASC 505-50. Under FASB ASC 718 and FASB ASC 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

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

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Finished goods	$33,302	$33,302
Inventory reserve	(16,651)	(11,101)
Total inventory	$16,651	$22,201

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of June 30, 2019, and December 31,2018 prepaid expenses and other current assets was $240,707 and $4,500, respectively.

NOTE 6 – DUE TO RELATED PARTY

During the six months ended June 30, 2019 and 2018, the Company’s sole officer loaned the Company $40,000 and $30,124, respectively. As of June 30, 2019, and December 31, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $270,903 and $230,903, respectively.

The Company sells its product to its related party, an entity in which CBKB’s supervisor is a shareholder. During three and six months ended June 30, 2019, the Company consolidated net sales from related party was $33,064 and $33,064, respectively.

NOTE 7 – BUSINES CONCENTRATION AND RISKS

Major customer

The Company has one major customer that account for 100% and 0% of the accounts receivable as of June 30, 2019 and 2018, respectively, and one customer that account for 100% and 0% of total net sales for the quarter ended June 30, 2019 and 2018, respectively.

Major vendor

The Company has one major vendor that account for 100% and 0% of purchases for the quarter ended June 30, 2019 and 2018, respectively.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

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

The Company recognized interest expense related to the convertible note of $16,000 and $10,829, respectively, for the three months ended June 30, 2019 and 2018. The Company recognized interest expense related to the convertible note of $32,000 and $21,685, respectively, for the six months ended June 30, 2019 and 2018. The unamortized debt discount at June 30, 2019 and December 31, 2018 was $6,667 and $26,667, respectively. As of June 30, 2019, and December 31, 2018, net balance of the convertible note amounted to $193,333 and $173,333, respectively.

NOTE 9 – LEASE

The Company has an operating lease for its office space from a third party. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of June 30, 2019 is 14 months. The Company currently has no finance leases.

During the six months ended June 30, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $4,500.

The components of lease expense consist of the following:

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	S, G&A expense	$2,156	$4,313

Net lease cost		$2,156	$4,313

Balance sheet information related to leases consists of the following:

	Classification	June 30, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$9,597

Total leased assets		$9,597
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$8,548

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	1,486

Total lease liabilities		$10,034

Weighted average remaining lease term
Operating leases		1.17

Weighted average discount rate
Operating leases		7.33%

Cash flow information related to leases consists of the following:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,046
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,858

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1,2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of June 30, 2019 are as follows:

Ending December 31,	Operating Leases
2019	$4,500
2020	6,000
Total lease payments	10,500
Less: Interest	(466)
Present value of lease liabilities	$10,034

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

On January 4, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service. During the six months ended, the Company incurred non-cash stock compensation expense for this consulting fee of $231,000.

NOTE 11 – INCOME TAXES

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

Provision (benefit) for income tax incurred for the three months ended June 30, 2019 and 2018 totaled $800 and $800, respectively. Provision for income tax incurred for the six months ended June 30, 2019 and 2018 totaled $800 and $800, respectively.

Net deferred tax assets consist of the following components as of:

	June 30,
	2019	2018
Deferred tax asset:
Net operating loss carry forwards	$150,048	$89,766
Valuation allowance	(150,048)	(89,766)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $522,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years 2014 and 2015 are available for examination by stat tax jurisdictions and federal tax purposes.

NOTE 12– SUBSEQUENT EVENT

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

Plan of Operation

Our sole officer and director intend to sell Acer truncatum bunge related health product in the United States and PRC, we might just identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

The new standard was effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, prior period financial information has not been recast and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

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

Results of Operations

For the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change	Percent
Net Sales	$33,064	$-	$33,064	-%
Cost of Sales	18,294	-	18,294	-%
Gross Profit	14,770	-	14,770	-%

Operating expenses:
Selling, general and administrative	9,201	9,548	(347)	-4%
Professional fees	152,548	23,070	129,478	561%
Total operating expenses	161,749	32,618	129,131	396%

Loss from operations	(146,979)	(32,618)	(114,361)	351%

Other income (expenses):
Interest income	10	-	10	-%
Interest expense	(16,000)	(10,829)	(5,171)	48%
Loss on inventory write-down	(2,775)	-	(2,775)	-%
Total other income (expenses)	(18,765)	(10,829)	(7,936)	73%

Loss before income taxes	(165,744)	(43,447)	(122,297)	281%
Income tax expense	800	800	-	-%

Net loss	$(166,544)	$(44,247)	$(122,297)	276%

Net sales

The Company consolidated net sales for the three months ended June 30, 2019 and 2018 was $33,064 and $nil, respectively. The cost of sales for the three months ended June 30, 2019 and 2018 was $18,294 and $nil, respectively, resulting in a gross profit of $14,770 and $nil for the three months ended June 30, 2019 and 2018, respectively. Revenue increased due to the Company entered sales contract with one customer in 2019. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the three months ended June 30, 2019, total operating expenses were $161,749, which mainly consisted of professional fees of $152,548, rent expenses of $2,157 and China expense of $6,478. During the three months ended June 30, 2018, total operating expenses were $32,618, which consisted of professional fees of $23,070, China salary and China office expense of $5,456 and rent expenses of $3,000. Total operating expenses increased $129,131, or 396%, primarily as a result of the increase in professional fees for the three months ended June 30, 2019 compared with the three months ended June 30, 2018.

Total other income (expenses)

During the three months ended June 30, 2019, the Company total other expenses were $18,765, which consisted of interest expense of $16,000, interest income of $10, and loss on inventory write-down of $2,775. During the three months ended June 30, 2018, the Company had interest expense of $10,829.

Net loss

During the three months ended June 30, 2019, the Company had a net loss of $166,544, as compared with a net loss of $44,247 for the three months ended June 30, 2018. The increase in net loss was predominantly due to the reasons stated above.

For the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change	Percent
Net Sales	$33,064	$-	$33,064	-%
Cost of Sales	18,294	-	18,294	-%
Gross Profit	14,770	-	14,770	-%

Operating expenses:
Selling, general and administrative	19,586	14,548	5,038	35%
Professional fees	280,996	46,570	234,426	503%
Total operating expenses	300,582	61,118	239,464	392%

Loss from operations	(285,812)	(61,118)	(224,694)	368%

Other income (expenses):
Interest income	28	-	28	-%
Interest expense	(32,000)	(21,685)	(10,315)	48%
Loss on inventory write-down	(5,550)	-	(5,550)	-%
Total other income (expenses)	(37,522)	(21,685)	(15,837)	73%

Loss before income taxes	(323,334)	(82,803)	(240,531)	290%
Income tax expense	800	800	-	-%

Net loss	$(324,134)	$(83,603)	$(240,531)	288%

Net sales

The Company consolidated net sales for the six months ended June 30, 2019 and 2018 was $33,064 and $nil, respectively. The cost of sales for the six months ended June 30, 2019 and 2018 was $18,294 and $nil, respectively, resulting in a gross profit of $14,770 and $nil for the six months ended June 30, 2019 and 2018, respectively. Revenue increased due to the Company entered sales contract with one customer in 2019. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the six months ended June 30, 2019, total operating expenses were $300,582, which mainly consisted of professional fees of $280,996, rent expenses of $4,313 and China expense of $14,278. During the six months ended June 30, 2018, total operating expenses were $61,118, which consisted of professional fees of $46,570, China salary and China office expense of $5,777 and rent expenses of $6,000. Total operating expenses increased $239,464, or 392%, primarily as a result of the increase in professional fees for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

Total other income (expenses)

During the six months ended June 30, 2019, the Company total other expenses were $37,522, which consisted of interest expense of $32,000, interest income of $28, and loss on inventory write-down of $5,550. During the six months ended June 30, 2018, the Company had interest expense of $21,685.

Net loss

During the six months ended June 30, 2019, the Company had a net loss of $324,134, as compared with a net loss of $83,603 for the six months ended June 30, 2018. The increase in net loss was predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash and cash equivalents and total assets of $31,630 and $315,352, respectively. As of said date, the Company has total liabilities of $553,792, of which $193,333 is due to convertible note payable and $270,903 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of June 30, 2019, and December 31, 2018, the Company had working capital amount of $(248,551) and $(377,717), respectively.

Other than an oral agreement with Ms. Cui to fund the expenses of the Company, we currently have no agreements, arrangements or understandings with financial institution or any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash Flows from Operating Activities

For the six months ended June 30, 2019, net cash flows used in operating activities was $65,976 resulting from a net loss of $324,134, an increase in accounts receivable of $14,945, an increase in prepaid expenses and other current assets of $5,270, an increase in accrued liabilities of $22,011, loss on inventory write-down of $5,550, shares issued for compensation of $231,000, amortization of right-of use assets of $188 and amortization of debt discount of $20,000. For the six months ended June 30, 2018, net cash flows used in operating activities was $7,365 resulting from a net loss of $83,603, a decrease in accounts receivable of $52,099, a decrease in prepaid expenses and other current assets of $7,534, an increase in inventory of $10,591, an increase in accrued liabilities of $18,134, and amortization of debt discount of $9,714.

Cash Flows from Investing Activities

For the six months ended June 30, 2019 and 2018, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2019 and 2018, advances from the Company’s sole officer and director provided $40,000 and $30,124, respectively.

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

The Company had net loss of $324,134 for the six months ended June 30, 2019 and a net loss of $83,603 for the six months ended June 30, 2018. In addition, the Company had an accumulated deficit of $802,785 and generated negative cash flow from operating activities as of and for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $16,000 and $10,829, respectively, for the three months ended June 30, 2019 and 2018. The Company recognized interest expense related to the convertible note of $32,000 and $21,685, respectively, for the six months ended June 30, 2019 and 2018. The unamortized debt discount at June 30, 2019 and December 31, 2018 was $6,667 and $26,667, respectively. As of June 30, 2019, and December 31, 2018, net balance of the convertible note amounted to $193,333 and $173,333, respectively.

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

Based on that evaluation, as of June 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: August 13, 2019	By:	/s/ Juanzi Cui
Name: Juanzi Cui
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

