Form 10-Q
period 2019-09-30
MAKINGORG, INC.
filed 2019-11-14
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 6, 2019
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$121,272	$57,372
Inventories (net of inventory reserve of $19,426 and $11,101)	19,023	22,201
Prepaid expenses and other current assets	136,668	4,500
Total Current Assets	276,963	84,073

Right-of-use assets - operating leases	7,597	-
Deposit	-	2,000

Total Assets	$284,560	$86,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$74,000	$56,000
Accrued liabilities	27,433	1,554
Lease liabilities - operating leases	7,941	-
Due to related party	279,869	230,903
Convertible note payable, net of discount $36,667 and $26,667	163,333	173,333
Total Current Liabilities	552,576	461,790

Long-Term Liabilities
Deferred rent	-	625

TOTAL LIABILITIES	552,576	462,415

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 and 35,430,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	35,540	35,430
Additional paid-in capital	569,482	67,592
Accumulated other comprehensive income (loss)	(5,309)	(713)
Accumulated deficit	(867,729)	(478,651)
Total Stockholders’ Deficit	(268,016)	(376,342)

Total Liabilities and Stockholders’ Deficit	$284,560	$86,073

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Net Sales-Related Party	$231,580	$-	$264,644	$-
Cost of Sales	123,634	-	141,928	-
Gross Profit	107,946	-	122,716	-

OPERATING EXPENSES
Selling, general and administrative	12,791	8,365	32,377	22,913
Professional fees	137,021	21,486	418,017	68,056
TOTAL OPERATING EXPENSES	149,812	29,851	450,394	90,969

LOSS FROM OPERATIONS	(41,866)	(29,851)	(327,678)	(90,969)

OTHER INCOME (EXPENSE)
Interest income	31	29	59	58
Interest expense	(16,000)	(9,239)	(48,000)	(30,953)
Loss on inventory write-down	(2,776)	-	(8,326)	-
TOTAL OTHER INCOME (EXPENSE)	(18,745)	(9,210)	(56,267)	(30,895)

LOSS BEFORE INCOME TAX	(60,611)	(39,061)	(383,945)	(121,864)

Income tax	4,333	-	5,133	800

NET LOSS	$(64,944)	$(39,061)	$(389,078)	$(122,664)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	(4,632)	(1,116)	(4,596)	(1,576)

TOTAL COMPREHENSIVE LOSS	$(69,576)	$(40,177)	$(393,674)	$(124,240)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.002)	$(0.001)	$(0.011)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,430,000	35,540,000	35,430,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, June 30, 2019	35,540,000	$35,540	$529,482	$(677)	$(802,785)	$(238,440)

Foreign currency translation loss	-	-	-	(4,632)	-	(4,632)

Issuance of promissory note	-	-	40,000	-	-	40,000

Net loss	-	-	-	-	(64,944)	(64,944)

Balance, September 30, 2019	35,540,000	$35,540	$569,482	$(5,309)	$(867,729)	$(268,016)

	Three Months Ended September 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, June 30, 2018	35,430,000	$35,430	$27,592	$467	$(366,176)	$(302,687)

Foreign currency translation loss	-	-	-	(1,116)	-	(1,116)

Net loss	-	-	-	-	(39,061)	(39,061)

Balance, September 30, 2018	35,430,000	$35,430	$27,592	$(649)	$(405,237)	$(342,864)

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2018	35,430,000	$35,430	$67,592	$(713)	$(478,651)	$(376,342)

Foreign currency translation loss	-	-	-	(4,596)	-	(4,596)

Common stock issued for service	110,000	110	461,890	-	-	462,000

Issuance of promissory note	-	-	40,000	-	-	40,000

Net loss	-	-	-	-	(389,078)	(389,078)

Balance, September 30, 2019	35,540,000	$35,540	$569,482	$(5,309)	$(867,729)	$(268,016)

	Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2017	35,430,000	$35,430	$27,592	$927	$(282,573)	$(218,624)

Foreign currency translation loss	-	-	-	(1,576)	-	(1,576)

Net loss	-	-	-	-	(122,664)	(122,664)

Balance, September 30, 2018	35,430,000	$35,430	$27,592	$(649)	$(405,237)	$(342,864)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(389,078)	$(122,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	8,325	-
Shares issued for compensation	346,500	-
Amortization of debt discount	30,000	12,953
Amortization of Right-of-use assets	(281)	-
Changes in assets and liabilities:
Accounts receivable	-	50,922
Inventories	(5,353)	(10,578)
Prepaid expenses and other current assets	(15,248)	7,325
Deposit	-	(2,000)
Accounts payable	-	(637)
Interest payable	18,000	-
Accrued liabilities	26,457	12,161
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,322	(52,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	48,966	85,124
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	48,966	85,124

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,388)	(1,721)

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,900	30,885
Cash and cash equivalents, beginning of period	57,372	37,605
Cash and cash equivalents, end of period	$121,272	$68,490

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$800

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$462,000	$-
Beneficial conversion feature recognition	$40,000	$40,000

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of September 30, 2019 and December 31, 2018, respectively.

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

During the three and nine months ended September 30, 2019, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $231,580 and $264,644, respectively. During the three and nine months ended September 30, 2018, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $nil.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the nine months ended September 30, 2019 and 2018 totaled $nil and $1,397, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements are as follows:

	Average Rate for the Nine Months Ended September 30,
	2019		2018
China yuan (RMB)	RMB	6.861782	RMB	6.513683
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	September 30, 2019		December 31, 2018
China yuan (RMB)	RMB	7.135956	RMB	6.876443
United States dollar ($)		$1.000000		$1.000000

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

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Finished goods	$38,449	$33,302
Inventory reserve	(19,426)	(11,101)
Total inventories	$19,023	$22,201

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, prepaid production processing fee, deposit for packaging materials and security deposit for rent. As of September 30, 2019, and December 31,2018 prepaid expenses and other current assets was $136,668 and $4,500, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

During the nine months ended September 30, 2019 and 2018, the Company’s sole officer loaned the Company $48,966 and $85,124, respectively. As of September 30, 2019, and December 31, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $279,869 and $230,903, respectively.

Sales to Related Party

The Company sells its product to its related party, an entity in which CBKB’s supervisor is a shareholder. During three and nine months ended September 30, 2019, the Company consolidated net sales to related party was $231,580 and $264,644, respectively.

NOTE 7 – BUSINES CONCENTRATION AND RISKS

Concentration of Risk

The Company maintains cash with banks in the USA, People’s Republic of China (“PRC” or “China”), and Hong Kong. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. As of September 30, 2019 and December 31, 2018, $93,692 and $57,372 of the Company’s cash and cash equivalents, was insured, and the remaining balance of approximately $27,580 and $0, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Major customer

The Company has one major customer that account for 0% and 0% of the accounts receivable as of September 30, 2019 and 2018, respectively, and one customer that account for 100% and 0% of total net sales for the quarter ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, the Company’s revenues from one major customer was:

	Three Months Ended September 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$231,580	100%	$-	-%

For the nine months ended September 30, 2019 and 2018, the Company’s revenues from one major customer was:

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$264,644	100%	$-	-%

Major vendor

The Company has one major vendor that account for 0% and 0% of the accounts payable as of September 30, 2019 and 2018, respectively, and one vendor that account for 100% and 0% of purchases for the quarter ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, the Company’s purchase from one major vendor was:

	Three Months Ended September 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Vendor A	$144,146	100%	$-	-%

For the nine months ended September 30, 2019 and 2018, the Company’s purchase from one major vendor was:

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Vendor A	$164,389	100%	$-	-%

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

On September 1, 2019, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $16,000 and $9,239, respectively, for the three months ended September 30, 2019 and 2018. The Company recognized interest expense related to the convertible note of $48,000 and $30,953, respectively, for the nine months ended September 30, 2019 and 2018. The unamortized debt discount at September 30, 2019 and December 31, 2018 was $36,667 and $26,667, respectively. As of September 30, 2019, and December 31, 2018, net balance of the convertible note amounted to $163,333 and $173,333, respectively.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of September 30, 2019 is 11 months. The Company currently has no finance leases.

During the nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $6,469.

The components of lease expense consist of the following:

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	S, G&A expense	$2,156	$6,469

Net lease cost		$2,156	$6,469

Balance sheet information related to leases consists of the following:

Assets	Classification	September 30, 2019

Operating lease ROU assets	Right-of-use assets	$7,597

Total leased assets		$7,597
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$7,941

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-

Total lease liabilities		$7,941

Weighted average remaining lease term
Operating leases		0.92

Weighted average discount rate
Operating leases		7.33%

Cash flow information related to leases consists of the following:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,094
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,813

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1,2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of September 30, 2019 are as follows:

Ending December 31,	Operating Leases
2019	$2,250
2020	6,000
Total lease payments	8,250
Less: Interest	(309)
Present value of lease liabilities	$7,941

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

On January 4, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service. During the nine months ended, the Company incurred non-cash stock compensation expense for this consulting fee of $346,500.

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

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	7%	1%
PRC tax exempt	21%	-%
Loss not subject to income tax	(56)%	(22)%
Effective tax rate	(7)%	-%

	Nine Months Ended September 30,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	-%
PRC tax exempt	5%	-%
Loss not subject to income tax	(26)%	(22)%
Un-deductible and non-taxable items	-%	-%
Effective tax rate	(1)%	(1)%

The Company’s income tax expense is mainly contributed by its subsidiaries in PRC.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three and nine months ended September 30, 2019 and 2018, no GILTI tax obligation existed and the GILTI tax expense was nil.

Provision (benefit) for income tax for the three months ended September 30, 2019 consisted of:

Three months ended September 30, 2019	Federal	State	Foreign	Total
Current	$-	$-	$4,333	$4,333
Deferred	-	-	-	-
Total	$-	$-	$4,333	$4,333

Provision (benefit) for income tax for the three months ended September 30, 2018 consisted of:

Three months ended September 30, 2018	Federal	State	Foreign	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Provision (benefit) for income tax for the nine months ended September 30, 2019 consisted of:

Nine months ended September 30, 2019	Federal	State	Foreign	Total
Current	$-	$800	$4,333	$5,133
Deferred	-	-	-	-
Total	$-	$800	$4,333	$5,133

Provision (benefit) for income tax for the nine months ended September 30, 2018 consisted of:

Nine months ended September 30, 2018	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Net deferred tax assets consist of the following components as of:

	September 30,
	2019	2018
Deferred tax asset:
Net operating loss carry forwards	$112,419	$86,290
Valuation allowance	(112,419)	(86,290)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $381,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years 2015 and 2016 are available for examination by stat tax jurisdictions and federal tax purposes.

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

Results of Operations

For the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change	Percent
Net Sales	$231,580	$-	$231,580	-%
Cost of Sales	123,634	-	123,634	-%
Gross Profit	107,946	-	107,946	-%

Operating expenses:
Selling, general and administrative	12,791	8,365	4,426	53%
Professional fees	137,021	21,486	115,535	538%
Total operating expenses	149,812	29,851	119,961	402%

Loss from operations	(41,866)	(29,851)	(12,015)	40%

Other income (expenses):
Interest income	31	29	2	7%
Interest expense	(16,000)	(9,239)	(6,761)	73%
Loss on inventory write-down	(2,776)	-	(2,776)	-%
Total other income (expenses)	(18,745)	(9,210)	(9,535)	104%

Loss before income taxes	(60,611)	(39,061)	(21,550)	55%
Income tax expense	4,333	-	4,333	-%

Net loss	$(64,944)	$(39,061)	$(25,883)	66%

Net sales

The Company consolidated net sales for the three months ended September 30, 2019 and 2018 was $231,580 and $nil, respectively. The cost of sales for the three months ended September 30, 2019 and 2018 was $123,634 and $nil, respectively, resulting in a gross profit of $107,946 and $nil for the three months ended September 30, 2019 and 2018, respectively. Revenue increased due to the Company entered sales contract with one customer in 2019. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the three months ended September 30, 2019, total operating expenses were $149,812, which mainly consisted of professional fees of $137,021, rent expenses of $2,156 and China expense of $8,899. During the three months ended September 30, 2018, total operating expenses were $29,851, which consisted of professional fees of $21,486, China salary and China office expense of $5,079 and rent expenses of $2,000. Total operating expenses increased $119,961, or 402%, primarily as a result of the increase in professional fees for the three months ended September 30, 2019 compared with the three months ended September 30, 2018.

Total other income (expenses)

During the three months ended September 30, 2019, the Company total other expenses were $18,745, which consisted of interest expense of $16,000, interest income of $31, and loss on inventory write-down of $2,776. During the three months ended September 30, 2018, the Company had total other expenses were $9,210, which consisted of interest expense of $9,239, and interest income of $29.

Net loss

During the three months ended September 30, 2019, the Company had a net loss of $64,944, as compared with a net loss of $39,061 for the three months ended September 30, 2018. The increase in net loss was predominantly due to the reasons stated above.

For the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change	Percent
Net Sales	$264,644	$-	$264,644	-%
Cost of Sales	141,928	-	141,928	-%
Gross Profit	122,716	-	122,716	-%

Operating expenses:
Selling, general and administrative	32,377	22,913	9,464	41%
Professional fees	418,017	68,056	349,961	514%
Total operating expenses	450,394	90,969	359,425	395%

Loss from operations	(327,678)	(90,969)	(236,709)	260%

Other income (expenses):
Interest income	59	58	1	2%
Interest expense	(48,000)	(30,953)	(17,047)	55%
Loss on inventory write-down	(8,326)	-	(8,326)	-%
Total other income (expenses)	(56,267)	(30,895)	(25,372)	82%

Loss before income taxes	(383,945)	(121,864)	(262,081)	215%
Income tax expense	5,133	800	4,333	542%

Net loss	$(389,078)	$(122,664)	$(262,414)	217%

Net sales

The Company consolidated net sales for the nine months ended September 30, 2019 and 2018 was $264,644 and $nil, respectively. The cost of sales for the nine months ended September 30, 2019 and 2018 was $141,928 and $nil, respectively, resulting in a gross profit of $122,716 and $nil for the nine months ended September 30, 2019 and 2018, respectively. Revenue increased due to the Company entered sales contract with one customer in 2019. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the nine months ended September 30, 2019, total operating expenses were $450,394, which mainly consisted of professional fees of $418,017, rent expenses of $6,469 and China expense of $23,294. During the nine months ended September 30, 2018, total operating expenses were $90,969, which consisted of professional fees of $68,056, China salary and China office expense of $11,359 and rent expenses of $8,000. Total operating expenses increased $359,425, or 395%, primarily as a result of the increase in professional fees for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

Total other income (expenses)

During the nine months ended September 30, 2019, the Company total other expenses were $56,267, which consisted of interest expense of $48,000, interest income of $59, and loss on inventory write-down of $8,326. During the nine months ended September 30, 2018, the Company total other expenses were $30,895, which consisted of interest expense of $30,953, and interest income of $58.

Net loss

During the nine months ended September 30, 2019, the Company had a net loss of $389,078, as compared with a net loss of $122,664 for the nine months ended September 30, 2018. The increase in net loss was predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and cash equivalents and total assets of $121,272 and $284,560, respectively. As of said date, the Company has total liabilities of $552,576, of which $163,333 is due to convertible note payable and $279,869 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of September 30, 2019, and December 31, 2018, the Company had working capital amount of $(275,613) and $(377,717), respectively.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, net cash flows provided by operating activities was $19,322 resulting from a net loss of $389,078, an increase in inventories of $5,353, an increase in prepaid expenses and other current assets of $15,248, an increase in interest payable of $18,000, an increase in accrued liabilities of $26,457, loss on inventory write-down of $8,325, shares issued for compensation of $346,500, amortization of right-of use assets of $281 and amortization of debt discount of $30,000. For the nine months ended September 30, 2018, net cash flows used in operating activities was $52,518 resulting from a net loss of $122,664, a decrease in accounts receivable of $50,922, a decrease in prepaid expenses and other current assets of $7,325, an increase in inventory of $10,578, an increase in deposit of $2,000, a decrease in accounts payable of $637, an increase in accrued liabilities of $12,161, and amortization of debt discount of $12,953.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019 and 2018, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019 and 2018, advances from the Company’s sole officer and director provided $48,966 and $85,124, respectively.

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

The Company had net loss of $389,078 for the nine months ended September 30, 2019 and a net loss of $122,664 for the nine months ended September 30, 2018. In addition, the Company had an accumulated deficit of $867,729 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2019, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $16,000 and $9,239, respectively, for the three months ended September 30, 2019 and 2018. The Company recognized interest expense related to the convertible note of $48,000 and $30,953, respectively, for the nine months ended September 30, 2019 and 2018. The unamortized debt discount at September 30, 2019 and December 31, 2018 was $36,667 and $26,667, respectively. As of September 30, 2019, and December 31, 2018, net balance of the convertible note amounted to $163,333 and $173,333, respectively.

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

Based on that evaluation, as of September 30, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: November 14, 2019	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial and accounting officer)

