Form 10-K
period 2019-12-31
MAKINGORG, INC.
filed 2020-05-14
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of May 1, 2020, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

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

On September 1, 2019, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

CBKB entered into a Strategic Cooperation Framework Agreement with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food. At such time, the Company ceased being a shell company.

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

Employees

We currently have two full-time employees. All functions including development, strategy, negotiations and administration are currently being provided by Mrs. Cui, our sole executive officer and director, on a voluntary basis.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2019 and 2018 were $8,625 and $10,875, respectively. As of December 31, 2019, total future minimum annual lease payments under operating lease was as follows, by years:

Twelve months ending December 31, 2020	$6,000
Thereafter	-
Total lease payments	6,000
Less: Interest	(162)
Present value of lease liabilities	$5,838

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, we became listed on the OTCQB under the symbol "DRIM". As of August 25, 2014, the trading symbol of the Company became "CQCQ". The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTC as of the end of each quarter commencing on January 1, 2019 through December 31, 2019 was $4.20. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCMarkets on May 1, 2020, was $4.20.

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

Holders

As of May 1, 2020, there were 35,540,000 shares of common stock issued and outstanding, which were held by approximately 283 stockholders of record.

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

On September 1, 2019, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a BCF. A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

The Company recognized interest expense related to the convertible note of $68,800 and $50,286, respectively, for the years ended December 31, 2019 and 2018, respectively. The unamortized debt discount at December 31, 2019 and 2018 was $36,267 and $26,667, respectively. As of December 31, 2019, and 2018, net balance of the convertible note amounted to $163,733 and $173,333, respectively.

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

The Company and its subsidiaries purchase Acer truncatum bunge seed oil from China, outsource to third parties to manufacture Acer truncatum bunge related health product, and sell to distributors in PRC.

CBKB entered into a Strategic Cooperation Framework Agreement with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food. This agreement did not continue due to HLCH did not operate well in the year 2019.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. China governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. As a result, we closed our China operations from the end of January 2020 to the end of March 2020.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

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

The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on our customers and suppliers and the possibility of an economic recession after the virus has subsided, all of which are highly uncertain and ever-changing. Any of these factors could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity. The severity and duration of any such impacts, including after the virus has subsided, cannot be predicted.

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

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of offices, where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. The Company had no finance leases for any of the periods stated herein.

Upon and thereafter the adoption of ASC 842 on January 1, 2019:

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

The Company believe the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on its consolidated balance sheet for its office operating leases and (2) providing new disclosures about its leasing activities. There was no change in its leasing activities as a result of adoption.

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

Results of Operations

For the years ended December 31, 2019 and December 31, 2018

	Years Ended December 31,
	2019	2018	Change	Percent
Net Sales	$375,251	$-	$375,251	-%
Cost of Sales	200,182	-	200,182	-%
Gross Profit	175,069	-	175,069	-%

Operating expenses:
Selling, general and administrative	49,097	33,373	15,724	47%
Professional fees	560,171	89,932	470,239	523%

Total operating expenses	609,268	123,305	485,963	394%

Other income (expenses):
Interest income	152	80	72	90%
Interest expense	(68,800)	(50,286)	(18,514)	37%
Other income	27	-	27	-%
Loss on inventory write-down	(8,325)	(21,767)	13,442	-62%
Total other income (expenses)	(76,946)	(71,973)	(4,973)	7%

Loss before income taxes	(511,145)	(195,278)	(315,867)	162%
Income tax expense	6,047	800	5,247	656%

Net loss	$(517,192)	$(196,078)	$(321,114)	164%

Net sales, cost of sales and gross profit

The Company consolidated net sales for the years ended December 31, 2019 and 2018 was $375,251 and $nil, respectively. The cost of sales for the years ended December 31, 2019 and 2018 was $200,182 and $nil, respectively, resulting in a gross profit of $175,069 and $nil for the years ended December 31, 2019 and 2018, respectively. The net sales increase was due to the increase sales in PRC for related party sales.

Total operating expenses

During the year ended December 31, 2019, total operating expenses were $609,268, which consisted of professional fees of $560,171, rent expenses of $8,625, China salary and China office expense of $33,034, marketing expense of $4,456, bank charges of $1,223, permits and licenses of $1,725, and others of $64. During the year ended December 31, 2018, total operating expenses were $123,305, which consisted of professional fees of $89,932, rent expenses of $10,875, China salary and China office expense of $11,518, marketing expense of $7,555, bank charges of $1,422, permits and licenses of $989, and others of $1,014. Total operating expenses increased $485,963, or 394%, primarily as a result of the increase in professional fees and China operation expense in the year ended December 31, 2019 from year ended December 31, 2018.

Total other income (expense)

During the year ended December 31, 2019, the Company total other expenses were $76,946, which consisted of interest expense of $68,800, interest income of $152, other income of $27 and loss on inventory write-down of $8,325. During the year ended December 31, 2018, the Company total other expenses were $71,973, which consisted of interest expense of $50,286, interest income of $80 and loss on inventory write-down of $21,767. Total other income (expense) increased $(4,973), or 7%, primarily due to the increase in interest expense for beneficial conversion feature.

Net loss

During the year ended December 31, 2019, the Company had a net loss of $517,192, as compared with a net loss of $196,078 for the year ended December 31, 2018. The increase was mainly due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2019, the Company had cash and cash equivalents and total assets of $94,211 and $177,689, respectively. We have total liabilities of $556,992, of which $163,733 is convertible note payable and $285,869 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of December 31, 2019, and 2018, the Company had working capital amount of $(384,891) and $(377,717), respectively.

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

Our operations may be affected by the ongoing COVID-19 pandemic. The ultimate disruption that may result from the virus is uncertain, but it may result in a material adverse impact on our financial position, operations and cash flows.

Cash Flows from Operating Activities

For the year ended December 31, 2019, net cash flows used in operating activities was $16,387 resulting from a net loss of $517,192, an increase in inventories of $29,949, a decrease in prepaid expenses and other current assets of $28,076, an increase in accrued liabilities of $13,346, an increase in interest payable of $24,000, an increase in customer deposit – related party of $6,734, and amortization of debt discount of $44,800, amortization of right-of-use assets of $375, loss on inventory write-down of $8,325 and shares issued for compensation of $462,000. For the year ended December 31, 2018, net cash flows used in operating activities was $84,298 resulting from a net loss of $196,078, a decrease in accounts receivable of $50,145, an increase in inventories of $11,813, a decrease in prepaid expenses and other current assets of $12,676, an increase in deposit of $2,000, a decrease in accounts payable of $627, an increase in accrued liabilities of $14,208, an increase in deferred rent of $625, and amortization of debt discount of $26,286, amortization expense of $513 and loss on inventory write-down of $21,767. The decrease of $67,911 cash flows used in operating activities was mainly due to the increase of net sales for the year ended December 31, 2019 compared with that of the same period in 2018.

Cash Flows from Investing Activities

For the year ended December 31, 2019 and 2018, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the advances from the Company’s sole officer and director. For the year ended December 31, 2019, we had cash flows provided by advances from the Company’s sole officer and director of $54,966. For the year ended December 31, 2018, we had cash flows provided by advances from the Company’s sole officer and director of $105,124.

Going Concern Consideration

The Company had net loss of $517,192 for the year ended December 31, 2019 and a net loss of $196,078 for the year ended December 31, 2018. In addition, the Company had an accumulated deficit of $995,843 and generated negative cash flow from operating activities as of and for year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2019, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

The Company recognized interest expense related to the convertible note of $68,800 and $50,286, respectively, for the years ended December 31, 2019 and 2018, respectively. The unamortized debt discount at December 31, 2019 and 2018 was $36,267 and $26,667, respectively. As of December 31, 2019, and 2018, net balance of the convertible note amounted to $163,733 and $173,333, respectively.

Operating Lease

The Company has operating leases for its office. Rental expenses for the years ended December 31, 2019 and 2018 were $8,625 and $10,875, respectively. As of December 31, 2019, total future minimum annual lease payments under operating lease was as follows, by years:

Ending December 31,	Operating Leases
2020	$6,000
2021	-
Total lease payments	6,000
Less: Interest	(162)
Present value of lease liabilities	$5,838

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

Item 8. Financial Statements.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of MakingORG, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MakingORG, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Adoption of ASU No. 2016-02

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Simon & Edward, LLP

Los Angeles, California

May 14, 2020

We have served as the Company’s auditor since 2016.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$94,211	$57,372
Inventories (net of inventory reserve of $19,426 and $11,101)	43,532	22,201
Prepaid expenses and other current assets	34,358	4,500
Total Current Assets	172,101	84,073

Right-of-use assets - operating leases	5,588	-
Deposit	-	2,000

Total Assets	$177,689	$86,073

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$80,000	$56,000
Accrued liabilities	14,876	1,554
Customer deposit - Related Party	6,676	-
Lease liabilities - operating leases	5,838	-
Due to related party	285,869	230,903
Convertible note payable, net of discount $36,267 and $26,667	163,733	173,333
Total Current Liabilities	556,992	461,790

Long-Term Liabilities
Deferred rent	-	625

TOTAL LIABILITIES	556,992	462,415

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,540,000 and 35,430,000 shares issued and outstanding as of
December 31, 2019 and 2018, respectively	35,540	35,430
Additional paid-in capital	583,882	67,592
Accumulated other comprehensive income (loss)	(2,882)	(713)
Accumulated deficit	(995,843)	(478,651)
Total Stockholders’ Deficit	(379,303)	(376,342)

Total Liabilities and Stockholders’ Deficit	$177,689	$86,073

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2019	2018

Net Sales-Related Party	$375,251	$-
Cost of Sales	200,182	-
Gross Profit	175,069	-

OPERATING EXPENSES
Selling, general and administrative	49,097	33,373
Professional fees	560,171	89,932
TOTAL OPERATING EXPENSES	609,268	123,305

LOSS FROM OPERATIONS	(434,199)	(123,305)

OTHER INCOME (EXPENSE)
Interest income	152	80
Interest expense	(68,800)	(50,286)
Other income	27	-
Loss on inventory write-down	(8,325)	(21,767)
TOTAL OTHER INCOME (EXPENSE)	(76,946)	(71,973)

LOSS BEFORE INCOME TAX	(511,145)	(195,278)

Income tax	6,047	800

NET LOSS	$(517,192)	$(196,078)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	(2,169)	(1,640)

TOTAL COMPREHENSIVE LOSS	$(519,361)	$(197,718)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.015)	$(0.006)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,430,000

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2017	35,430,000	$35,430	$27,592	$927	$(282,573)	$(218,624)

Foreign currency translation loss	-	-	-	(1,640)	-	(1,640)

Issuance of promissory note	-	-	40,000	-	-	40,000

Net loss	-	-	-	-	(196,078)	(196,078)

Balance, December 31, 2018	35,430,000	35,430	67,592	(713)	(478,651)	(376,342)

Foreign currency translation loss	-	-	-	(2,169)	-	(2,169)

Common stock issued for service	110,000	110	461,890	-	-	462,000

Issuance of promissory note	-	-	54,400	-	-	54,400

Net loss	-	-	-	-	(517,192)	(517,192)

Balance, December 31, 2019	35,540,000	$35,540	$583,882	$(2,882)	$(995,843)	$(379,303)

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(517,192)	$(196,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	8,325	21,767
Shares issued for compensation	462,000	-
Amortization expense	-	513
Amortization of debt discount	44,800	26,286
Amortization of Right-of-use assets	(375)	-
Changes in assets and liabilities:
Accounts receivable	-	50,145
Inventories	(29,949)	(11,813)
Prepaid expenses and other current assets	(28,076)	12,676
Depsoit	-	(2,000)
Accounts payable	-	(627)
Interest payable	24,000	-
Accrued liabilities	13,346	14,208
Customer deposit - related party	6,734	-
Deferred rent	-	625
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,387)	(84,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	54,966	105,124
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	54,966	105,124

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,740)	(1,059)

NET CHANGE IN CASH AND CASH EQUIVALENTS	36,839	19,767
Cash and cash equivalents, beginning of period	57,372	37,605
Cash and cash equivalents, end of period	$94,211	$57,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$5,247	$2,111

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$462,000	$-
Beneficial conversion feature recognition	$54,400	$(40,000)

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities and has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of December 31, 2019 and 2018, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (b) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of December 31, 2019 and 2018, inventory reserve amounted to $19,426 and $11,101, respectively.

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

During the years ended December 31, 2019 and 2018, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $375,251 and $nil, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the years ended December 31, 2019 and 2018 totaled $4,456 and $7,555, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and totaled $nil for the years ended December 31, 2019 and 2018, respectively.

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

	Average Rate for the Twelve Months Ended December 31,
	2019		2018
China yuan (RMB)	RMB	6.907209	RMB	6.614642
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	December 31, 2019		December 31, 2018
China yuan (RMB)	RMB	6.966764	RMB	6.876443
United States dollar ($)		$1.000000		$1.000000

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Lease

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of offices, where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. The Company had no finance leases for any of the periods stated herein.

Upon and thereafter the adoption of ASC 842 on January 1, 2019:

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company managed and reviewed its business as two operating segments. The business of CBKB in PRC was managed and reviewed as PRC segment. The business of MakingORG and HKFW was managed and reviewed as USA segment. PRC and USA segments retain all of the reported consolidated amounts.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”) (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01) which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. Based on a preliminary assessment, the Company expect that its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use (“ROU”) assets upon adoption, resulting in a significant increase in the assets and liabilities on its consolidated balance sheets. There was no change in its leasing activities as a result of adoption. Upon adoption, as of January 1, 2019, the Company recognized operating lease liabilities of $14,079 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases, as well as corresponding ROU assets of $13,454, the $625 difference attributable to the offset of the deferred rent existing as of January 1, 2019. See Note 9 for further details.

Recently Issued Accounting Pronouncement Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In December 2019, FASB issued ASU ASU 2019-12 "Income Taxes," which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the implementation of ASU 2019-12 to have a material effect on its consolidated financial statements.

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventories consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Raw materials	$34,112	$-
Finished goods	28,846	33,302
Inventory reserve	(19,426)	(11,101)
Total inventories	$43,532	$22,201

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of December 31, 2019 and 2018, prepaid expenses and other current assets was $34,358 and $4,500, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

During the years ended December 31, 2019 and 2018, the Company’s sole officer loaned the Company $54,966 and $105,124, respectively. As of December 31, 2019, and 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $285,869 and $230,903, respectively.

Sales to Related Party

The Company sells its product to its related party, an entity in which CBKB’s supervisor is a shareholder. During the years ended December 31, 2019 and 2018, the Company consolidated net sales to the related party was $375,251 and $nil, respectively. As of December 31, 2019 and 2018, the Company consolidated customer deposit – related party was $6,676 and $nil, respectively.

Consulting Agreement

On January 4, 2019, the Company entered into a Consulting Agreement with a related party, legal person of CBKB. The agreement term is from January 4, 2019 to January 3, 2020. Pursuant to the Consulting Agreement, the Company agreed to issue 110,000 shares with a fair value of the Company’s common stock to the related party to devote appropriate time and attention to providing advice to the Company in regards to sales and marketing for China; or such other services as the Company and the related party may agree. The Company consulting fees was $462,000 for the year ended December 31, 2019.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 2019 and 2018, $93,656 and $57,372 of the Company’s cash and cash equivalents, was insured, and the remaining balance of approximately $555 and $0, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Major customer

For the years ended December 31, 2019 and 2018, the Company’s revenues from one major customer was:

	Twelve Months Ended December 31,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$375,251	100%	$-	-%

Major vendor

For the years ended December 31, 2019 and 2018, the Company’s purchase from one major vendor was:

	Twelve Months Ended December 31,
	2019		2018
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$265,577	96%	$-	-%

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

On September 1, 2019, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

The Company recognized interest expense related to the convertible note of $68,800 and $50,286, respectively, for the years ended December 31, 2019 and 2018, respectively. The unamortized debt discount at December 31, 2019 and 2018 was $36,267 and $26,667, respectively. As of December 31, 2019, and 2018, net balance of the convertible note amounted to $163,733 and $173,333, respectively.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of December 31, 2019 is 8 months. The Company currently has no finance leases.

During the year ended December 31, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $8,625.

The components of lease expense consist of the following:

	Classification	Year Ended December 31, 2019
Operating lease cost	S, G&A expense	$8,625

Net lease cost		$8,625

Balance sheet information related to leases consists of the following:

Assets	Classification	December 31, 2019

Operating lease ROU assets	Right-of-use assets	$5,588

Total leased assets		$5,588
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$5,838

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-

Total lease liabilities		$5,838

Weighted average remaining lease term
Operating leases		0.67

Weighted average discount rate
Operating leases		7.33%

Cash flow information related to leases consists of the following:

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,241
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,866

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1,2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of December 31, 2019 are as follows:

Ending December 31,	Operating Leases
2020	$6,000
2021	-
Total lease payments	6,000
Less: Interest	(162)
Present value of lease liabilities	$5,838

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

On January 4, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service. During the year ended, the Company incurred non-cash stock compensation expense for this consulting fee of $462,000.

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

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. HKFW in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits. CBNB in the PRC is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. PRC also give tax discount to small enterprise whose annual taxable income exceeding 1 million but not exceeding 3 million.

The following table reconciles the Company’s statutory tax rates to effective tax rates for the years ended December 31, 2019 and 2018:

	Twelve Months Ended December 31,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	1%
PRC tax discount	4%	-%
Loss not subject to income tax	(25)%	(22)%
Effective tax rate	(1)%	-%

The Company’s income tax expense is mainly contributed by its subsidiary in PRC.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2019 and 2018, no GILTI tax obligation existed and the GILTI tax expense was nil.

Provision (benefit) for income tax for the year ended December 31, 2019 consisted of:

Year ended December 31, 2019	Federal	State	Foreign	Total
Current	$-	$800	$5,247	$6,047
Deferred	-	-	-	-
Total	$-	$800	$5,247	$6,047

Provision (benefit) for income tax for the year ended December 31, 2018 consisted of:

Year ended December 31, 2018	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Net deferred tax assets consist of the following components as of:

	December 31,
	2019	2018
Deferred tax asset:
Net operating loss carry forwards	$269,052	$92,639
Valuation allowance	(269,052)	(92,639)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $860,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2014 and 2015 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 12 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the year ended December 31, 2019 and 2018 were as follows:

	For the Years ended December 31,
Geographic Areas	2019	2018
Revenue
PRC	375,251	-
USA	-	-
Total Revenue	$375,251	$-

Income (Loss) from Operations
PRC	$142,035	$(15,085)
USA	(576,234)	(108,220)
Total Income (Loss) from operations	$(434,199)	$(123,305)

Net Income (Loss)
PRC	$136,967	$(15,006)
USA	(654,159)	(181,072)
Total Net Income (Loss)	$(517,192)	$(196,078)

The geographical distribution of the Company’s financial information as of December 31, 2019 and 2018 were as follows:

	For the Years ended December 31,
Geographic Areas	2019	2018
Reportable Assets
PRC	167,774	26,009
USA	35,672	85,821
Elimination Adjustment	(25,757)	(25,757)
Total Reportable Assets	$177,689	$86,073

NOTE 13 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2019.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2019 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

The specific material weaknesses identified by our management were as follows:

•	Lack of Segregation of Duties
•	Lack of well-established procedures to identify, approve and report related party transaction

Management is aware that there is a lack of segregation of duties and lack of well-established procedures to identify, approve and report related party transaction at the Company due to the lack of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of hiring employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

The percentages below are calculated based on 35,540,000 shares of our common stock issued and outstanding as of April 11, 2020. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 618 Brea Canyon Rd. Ste A, Walnut, CA 91789.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.53%

Directors and officers as a group (1 person)	25,421,468	71.53%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2019 and 2018, the Company’s sole officer loaned the Company $54,966 and $105,124, respectively. As of December 31, 2019 and 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $285,869 and $230,903, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$22,000	$25,000
Audit Related Fees	$0	$0
Tax Fees	$2,000	$2,000
All Other Fees	$0	$0

As of December 31, 2019, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of MakingORG, Inc. (1)
3.2	Bylaws (2)
10.1	Service Contract with Anchor Freight Services, Inc. (2)
10.2	Strategic Cooperation Framework Agreement, dated May 25, 2018, by and between the MakingORG, Inc. and Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certifications*
32.1	Section 1350 Certification, Principal Executive Officer*
32.2	Section 1350 Certification, Principal Financial Officer*

_______

*	Filed herewith

(1)	Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed on August 22, 2014.
(2)	Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 on filed on February 8, 2013.
(3)	Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed on May 29, 2018.

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKINGORG, INC.

Dated: May 14, 2019	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 14, 2019	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

