Form 10-Q
period 2020-03-31
MAKINGORG, INC.
filed 2020-06-29
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 18, 2020
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$186,016	$94,211
Inventories (net of inventory reserve of $21,634 and $19,426)	7,212	43,532
Prepaid expenses and other current assets	11,759	34,358
Total Current Assets	204,987	172,101

Right-of-use assets - operating leases	3,526	5,588

Total Assets	$208,513	$177,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$86,000	$80,000
Accrued liabilities	13,832	14,876
Customer deposit - Related Party	-	6,676
Lease liabilities - operating leases	3,682	5,838
Due to related party	296,751	285,869
Convertible note payable, net of discount $22,667 and $36,267	177,333	163,733
Total Current Liabilities	577,598	556,992

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive loss	(5,705)	(2,882)
Accumulated deficit	(982,802)	(995,843)
Total Stockholders’ Deficit	(369,085)	(379,303)

Total Liabilities and Stockholders’ Deficit	$208,513	$177,689

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2020	2019

Net Sales-Related Party	$120,747	$-
Cost of Sales	64,242	-
Gross Profit	56,505	-

OPERATING EXPENSES
Selling, general and administrative	8,968	10,385
Professional fees	10,300	128,448
TOTAL OPERATING EXPENSES	19,268	138,833

INCOME (LOSS) FROM OPERATIONS	37,237	(138,833)
	37,237	(138,833)
OTHER INCOME (EXPENSE)
Interest income	112	18
Interest expense	(19,600)	(16,000)
Loss on inventory write-down	(2,207)	(2,775)
TOTAL OTHER INCOME (EXPENSE)	(21,695)	(18,757)

INCOME (LOSS) BEFORE INCOME TAX	15,542	(157,590)

Income tax	2,501	-

NET INCOME (LOSS)	$13,041	$(157,590)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	(2,823)	560

TOTAL COMPREHENSIVE INCOME (LOSS)	$10,218	$(157,030)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$0.000	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	35,540,000	$35,540	$583,882	$(2,882)	$(995,843)	$(379,303)

Foreign currency translation loss	-	-	-	(2,823)	-	(2,823)

Net income	-	-	-	-	13,041	13,041

Balance, March 31, 2020	35,540,000	$35,540	$583,882	$(5,705)	$(982,802)	$(369,085)

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2018	35,430,000	$35,430	$67,592	$(713)	$(478,651)	$(376,342)

Foreign currency translation income	-	-	-	560	-	560

Common stock issued for service	110,000	110	461,890	-	-	462,000

Net loss	-	-	-	-	(157,590)	(157,590)

Balance, March 31, 2019	35,540,000	$35,540	$529,482	$(153)	$(636,241)	$(71,372)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,041	$(157,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	2,207	2,775
Shares issued for compensation	-	115,500
Amortization of debt discount	13,600	10,000
Amortization of Right-of-use assets	(94)	(94)
Changes in assets and liabilities:
Inventories	34,049	-
Prepaid expenses and other current assets	22,432	(883)
Interest payable	6,000	6,000
Accrued liabilities	(964)	(3,702)
Customer deposit - related party	(6,664)	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	83,607	(20,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	10,882	20,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,882	20,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,684)	595

NET CHANGE IN CASH AND CASH EQUIVALENTS	91,805	5
Cash and cash equivalents, beginning of period	94,211	57,372
Cash and cash equivalents, end of period	$186,016	$57,377

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$2,501	$-

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$-	$462,000

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company incurred an accumulated deficit of $982,802 as of March 31, 2020. As of March 31, 2020, the Company has its current liabilities exceed its current assets resulting in negative working capital of $372,611. In view of the matters described above, recoverability of a major portion of the recorded asset amounts and realization of the portion of current liabilities into revenue shown in the accompanying balance sheets are dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to raise additional financing and to succeed in its future operations. The Company may need additional cash resources to operate during the upcoming one year, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or shareholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

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

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements refer to MakingORG, Inc. and its subsidiaries. All intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s unaudited condensed consolidated financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of March 31, 2020 and December 31, 2019, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (b) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of March 31, 2020 and December 31, 2019, inventory reserve amounted to $21,634 and $19,426, respectively.

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

During the three months ended March 31, 2020 and 2019, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $120,747 and $nil, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the three months ended March 31, 2020 and 2019 totaled $nil and $nil, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and totaled $nil for the three months ended March 31, 2020 and 2019, respectively.

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

	Average Rate for the Three Months Ended March 31,
	2020		2019
China yuan (RMB)	RMB	6.979847	RMB	6.746399
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	March 31, 2020		December 31, 2019
China yuan (RMB)	RMB	7.087588	RMB	6.966764
United States dollar ($)		$1.000000		$1.000000

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

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventories consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw materials	$-	$34,112
Finished goods	28,846	28,846
Inventory reserve	(21,634)	(19,426)
Total inventories	$7,212	$43,532

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of March 31, 2020 and December 31, 2019, prepaid expenses and other current assets was $11,759 and $34,358, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

During the three months ended March 31, 2020 and 2019, the Company’s sole officer loaned the Company $10,882 and $20,000, respectively. As of March 31, 2020, and December 31, 2019, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $296,751 and $285,869, respectively.

Sales to Related Party

The Company sells its product to its related party, an entity in which CBKB’s supervisor is a shareholder. During the three months ended March 31, 2020 and 2019, the Company consolidated net sales to the related party was $120,747 and $nil, respectively. As of March 31, 2020 and December 31, 2019, the Company consolidated customer deposit – related party was $nil and $6,676, respectively.

Consulting Agreement

On January 4, 2019, the Company entered into a Consulting Agreement with a related party, legal person of CBKB. The agreement term is from January 4, 2019 to January 3, 2020. Pursuant to the Consulting Agreement, the Company agreed to issue 110,000 shares with a fair value of the Company’s common stock to the related party to devote appropriate time and attention to providing advice to the Company in regards to sales and marketing for China; or such other services as the Company and the related party may agree. The Company consulting fees was $115,500 for the three months ended March 31, 2019.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of March 31, 2020 and December 31, 2019, $128,747 and $93,656 of the Company’s cash and cash equivalents, was insured, and the remaining balance of approximately $57,269 and $555, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Major customer

For the three months ended March 31, 2020 and 2019, the Company’s revenues from one major customer was:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$120,747	100%	$-	-%

Major vendor

For the three months ended March 31, 2020 and 2019, the Company’s purchase from one major vendor was:

	Three Months Ended March 31,
	2020		2019
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$29,700	100%	$-	-%

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

The Company recognized interest expense related to the convertible note of $19,600 and $16,000, respectively, for the three months ended March 31, 2020 and 2019, respectively. The unamortized debt discount at March 31, 2020 and December 31, 2019 was $22,667 and $36,267, respectively. As of March 31, 2020, and December 31, 2019, net balance of the convertible note amounted to $177,333 and $163,733, respectively.

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of March 31, 2020 is 5 months. The Company currently has no finance leases.

The components of lease expense consist of the following:

		Three Month Ended March 31,
	Classification	2020	2019
Operating lease cost	S, G&A expense	$2,156	$2,156

Net lease cost		$2,156	$2,156

Balance sheet information related to leases consists of the following:

Assets	Classification	March 31, 2020	December 31, 2019

Operating lease ROU assets	Right-of-use assets	$3,526	$5,588

Total leased assets		$3,526	$5,588
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$3,682	$5,838

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	-

Total lease liabilities		$3,682	$5,838

Weighted average remaining lease term
Operating leases		0.41	0.67

Weighted average discount rate
Operating leases		7.33%	7.33%

Cash flow information related to leases consists of the following:

	Three Month Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,156	$2,004
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,062	1,910

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1,2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of March 31, 2020 are as follows:

Ending December 31,	Operating Leases
2021	$3,750
2022	-
Total lease payments	3,750
Less: Interest	(68)
Present value of lease liabilities	$3,682

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2020 the Company had 35,540,000 shares of common stock issued and outstanding.

During the three months ended March 31, 2020, the Company did not issue common stock. During the three months ended March 31, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service.

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2020 and 2019, no GILTI tax obligation existed and the GILTI tax expense was nil.

Provision (benefit) for income tax for the three months ended March 31, 2020 consisted of:

Three months ended March 31, 2020	Federal	State	Foreign	Total
Current	$-	$-	$2,501	$2,501
Deferred	-	-	-	-
Total	$-	$-	$2,501	$2,501

Provision (benefit) for income tax for the three months ended March 31, 2019 consisted of:

Three months ended March 31, 2019	Federal	State	Foreign	Total
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2020	December 31, 2019
Deferred tax asset:
Net operating loss carry forwards	$235,062	$269,052
Valuation allowance	(235,062)	(269,052)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $840,000, which expires in 2033, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2014 and 2015 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 12 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the three months ended March 31, 2020 and 2019 were as follows:

	For the three months ended March 31,
Geographic Areas	2020	2019
Revenue
PRC	120,747	-
USA	-	-
Total Revenue	$120,47	$-

Income (Loss) from Operations
PRC	$49,897	$(7,844)
USA	(12,660)	(130,989)
Total Income (Loss) from operations	$37,237	$(138,833)

Net Income (Loss)
PRC	$47,509	$(7,826)
USA	(34,468)	(149,764)
Total Net Income (Loss)	$13,041	$(157,590)

The geographical distribution of the Company’s financial information as of March 31, 2020 and December 31, 2019 were as follows:

	As of
Geographic Areas	March 31, 2020	December 31, 2019
Reportable Assets
PRC	208,872	167,774
USA	25,398	35,672
Elimination Adjustment	(25,757)	(25,757)
Total Reportable Assets	$208,513	$177,689

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

Results of Operations

For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change	Percent
Net Sales	$120,747	$-	$120,747	-%
Cost of Sales	64,242	-	64,242	-%
Gross Profit	56,505	-	56,505	-%

Operating expenses:
Selling, general and administrative	8,968	10,385	(1,417)	(14)%
Professional fees	10,300	128,448	(118,148)	(92)%

Total operating expenses	19,268	138,833	(119,565)	(86)%

Other income (expenses):
Interest income	112	18	94	522%
Interest expense	(19,600)	(16,000)	(3,600)	23%
Loss on inventory write-down	(2,207)	(2,775)	568	(20)%
Total other income (expenses)	(21,695)	(18,757)	(2,938)	16%

Income (Loss) before income taxes	15,542	(157,590)	173,132	(110)%
Income tax expense	2,501	-	2,501	-%

Net income (loss)	$13,041	$(157,590)	$170,631	(108)%

Net sales, cost of sales and gross profit

The Company unaudited condensed consolidated net sales for the three months ended March 31, 2020 and 2019 was $120,747 and $nil, respectively. The cost of sales for the three months ended March 31, 2020 and 2019 was $64,242 and $nil, respectively, resulting in a gross profit of $56,505 and $nil for the three months ended March 31, 2020 and 2019 was, respectively. The net sales increase was due to the increase sales in PRC for related party sales.

Total operating expenses

During the three months ended March 31, 2020, total operating expenses were $19,268, which mainly consisted of professional fees of $10,300, rent expenses of $2,156 and China office expense of $6,607. During the three months ended March 31, 2019, total operating expenses were $138,833, which mainly consisted of professional fees of $128,448, rent expenses of $2,156 and China office expense of $7,843. Total operating expenses decreased $119,565, or 86%, primarily as a result of the decrease in a related party consulting fees for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

Total other income (expense)

During the three months ended March 31, 2020, the Company total other expenses were $21,695, which consisted of interest expense of $19,600, interest income of $112, and loss on inventory write-down of $2,207. During the three months ended March 31, 2019, the Company total other expenses were $18,757, which consisted of interest expense of $16,000, interest income of $18, and loss on inventory write-down of $2,775. Total other income (expense) increased $(2,938), or 16%, primarily due to the increase in interest expense for beneficial conversion feature.

Net income (loss)

During the three months ended March 31, 2020, the Company had a net income of $13,041, as compared with a net loss of $157,590 for the three months ended March 31, 2019. The increase was mainly due to the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash and cash equivalents and total assets of $186,016 and $208,513, respectively. As of said date, the Company has total liabilities of $577,598, of which $177,333 is due to convertible note payable and $296,751 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of March 31, 2020, and December 31, 2019, the Company had working capital amount of $(372,611) and $(384,891), respectively.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2020, net cash flows provided by operating activities was $83,607 resulting from a net income of $13,041, an decrease in inventories of $34,049, an decrease in prepaid expenses and other current assets of $22,432, an increase in interest payable of $6,000, a decrease in accrued liabilities of $964, a decrease in customer deposit – related party of $6,664, loss on inventory write-down of $2,207, amortization of debt discount of $13,600 and amortization of right-of use assets of $94. For the three months ended March 31, 2019, net cash flows used in operating activities was $20,590 resulting from a net loss of $157,590, an increase in prepaid expenses and other current assets of $883, an increase in interest payable $6,000, an increase in accrued liabilities of $3,702, loss on inventory write-down of $2,775, shares issued for compensation of $115,500, amortization of right-of use assets of $94 and amortization of debt discount of $10,000. The increase of $104,197 cash flows used in operating activities was mainly due to the increase of net sales and decrease of compensation expense for the three months ended March 31, 2020 compared with that of the same period in 2019.

Cash Flows from Investing Activities

For the three months ended March 31, 2020 and 2019, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the advances from the Company’s sole officer and director. For the three months ended March 31, 2020, we had cash flows provided by advances from the Company’s sole officer and director of $10,882. For the three months ended March 31, 2019, we had cash flows provided by advances from the Company’s sole officer and director of $20,000.

Going Concern Consideration

As of March 31, 2020, the Company had an accumulated deficit of $982,802 and its current liabilities exceed its current assets resulting in negative working capital of $372,611. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company recognized interest expense related to the convertible note of $19,600 and $16,000, respectively, for the three months ended March 31, 2020 and 2019, respectively. The unamortized debt discount at March 31, 2020 and December 31, 2019 was $22,667 and $36,267, respectively. As of March 31, 2020, and December 31, 2019, net balance of the convertible note amounted to $177,333 and $163,733, respectively.

Operating Lease

The Company has operating leases for its office. Rental expenses for the three months ended March 31, 2020 and 2019 were $2,156 and $2,156, respectively. As of March 31, 2020, total future minimum annual lease payments under operating lease was as follows, by years:

Ending December 31,	Operating Leases
2021	$3,750
2022	-
Total lease payments	3,750
Less: Interest	(68)
Present value of lease liabilities	$3,682

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller company, we are not required to provide the information required by this item.

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

Based on that evaluation, as of March 31, 2020, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: June 29, 2020	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

