Form 10-Q
period 2020-06-30
MAKINGORG, INC.
filed 2020-08-19
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 12, 2020
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$131,267	$94,211
Inventory (net of inventory reserve of $24,038 and $19,426)	4,808	43,532
Prepaid expenses and other current assets	20,736	34,358
Total Current Assets	156,811	172,101

Right-of-use assets - operating leases	124,688	5,588

Total Assets	$281,499	$177,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$92,000	$80,000
Accrued liabilities	13,364	14,876
Customer deposit – related party	-	6,676
Lease liabilities - operating leases	64,989	5,838
Due to related party	304,525	285,869
Convertible note payable, net of discount $9,067 and $36,267	190,933	163,733
Total Current Liabilities	665,811	556,992

Long-Term Liabilities
Lease liabilities - operating leases, noncurrent	44,775	-

TOTAL LIABILITIES	710,586	556,992

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income (loss)	(5,006)	(2,882)
Accumulated deficit	(1,043,503)	(995,843)
Total Stockholders’ Deficit	(429,087)	(379,303)

Total Liabilities and Stockholders’ Deficit	$281,499	$177,689

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net Sales-Related Party	$10,780	$33,064	$131,527	$33,064
Cost of Sales	7,734	18,294	71,976	18,294
Gross Profit	3,046	14,770	59,551	14,770

OPERATING EXPENSES
Selling, general and administrative expenses	15,429	9,201	24,397	19,586
Professional fees	25,649	152,548	35,949	280,996
TOTAL OPERATING EXPENSES	41,078	161,749	60,346	300,582

LOSS FROM OPERATIONS	(38,032)	(146,979)	(795)	(285,812)

OTHER INCOME (EXPENSE)
Interest income	115	10	227	28
Interest expense	(19,600)	(16,000)	(39,200)	(32,000)
Other income	-	-	1	-
Loss on inventory write-down	(2,404)	(2,775)	(4,611)	(5,550)
TOTAL OTHER INCOME (EXPENSE)	(21,889)	(18,765)	(43,583)	(37,522)

LOSS BEFORE INCOME TAX	(59,921)	(165,744)	(44,378)	(323,334)

Income tax	780	800	3,282	800

NET LOSS	$(60,701)	$(166,544)	$(47,660)	$(324,134)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain (loss)	699	(524)	(2,124)	36

TOTAL COMPREHENSIVE LOSS	$(60,002)	$(167,068)	$(49,784)	$(324,098)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.002)	$(0.005)	$(0.001)	$(0.009)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2018	35,430,000	$35,430	$67,592	$(713)	$(478,651)	$(376,342)

Foreign currency translation gain	-	-	-	560	-	560

Common stock issued for services	110,000	110	461,890	-	-	462,000

Net loss	-	-	-	-	(157,590)	(157,590)

Balance, March 31, 2019	35,540,000	$35,540	$529,482	$(153)	$(636,241)	$(71,372)

Foreign currency translation loss	-	-	-	(524)	-	(524)

Net loss	-	-	-	-	(166,544)	(166,544)

Balance, June 30, 2019	35,540,000	$35,540	$529,482	$(677)	$(802,785)	$(238,440)

Balance, December 31, 2019	35,540,000	$35,540	$583,882	$(2,882)	$(995,843)	$(379,303)

Foreign currency translation loss	-	-	-	(2,823)	-	(2,823)

Net income	-	-	-	-	13,041	13,041

Balance, March 31, 2020	35,540,000	35,540	583,882	(5,705)	(982,802)	(369,085)

Foreign currency translation gain	-	-	-	699	-	699

Net loss	-	-	-	-	(60,701)	(60,701)

Balance, June 30, 2020	35,540,000	$35,540	$583,882	$(5,006)	$(1,043,503)	$(429,087)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,660)	$(324,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	4,612	5,550
Shares issued for compensation	-	231,000
Amortization of debt discount	27,200	20,000
Amortization of Right-of-use assets	-	(188)
Changes in assets and liabilities:
Accounts receivable	-	(14,945)
Inventories	33,794	-
Prepaid expenses and other current assets	13,303	(5,270)
Accounts payable	-	-
Interest payable	12,000	12,000
Lease liabilities	(15,250)	-
Accrued liabilities	(1,487)	10,011
Customer deposit – related party	(6,614)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	19,898	(65,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	18,656	40,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,656	40,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,498)	234

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,056	(25,742)
Cash and cash equivalents, beginning of period	94,211	57,372
Cash and cash equivalents, end of period	$131,267	$31,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$4,082	$-

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$-	$462,000

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

MakingORG, Inc. and its subsidiaries (“the Company”) purchase Acer truncatum bunge seed oil from China, outsource to third party to manufacture Acer truncatum bunge related health products, and sell to end users and distributors in the United States and PRC.

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between USA and PRC. Even though the operations in the PRC segment fully resumed in the second quarter of 2020, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

NOTE 2 – GOING CONCERN

Pursuant to Accounting Standards Update (“ASU”) 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited consolidated financial statements. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had net loss of $47,660 and $324,134 for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $1,043,503 as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. In light of management’s efforts, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible accounts receivable amounts. The Management evaluated that there was no allowance for doubtful accounts as of June 30, 2020 and December 31, 2019, respectively.

Inventories

Inventories consist of finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of June 30, 2020 and December 31, 2019, inventory reserve amounted to $24,038 and $19,426, respectively.

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

During the three and six months ended June 30, 2020, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $10,780 and $131,527, respectively. During the three and six months ended June 30, 2019, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $33,064 and $33,064, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. There is no advertising expense incurred for the six months ended June 30, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and there is no research and development cost for the six months ended June 30, 2020 and 2019, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are using enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided in the amount of deferred tax assets that, based on available evidence, if more likely than not that the company will not realize tax assets through future operation.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

	Average Rate for the Six Months Ended June 30,
	2020		2019
China yuan (RMB)	RMB	7.032406	RMB	6.783923
United States dollar ($)		$1.000000		$1.000000

	Spot Exchange Rate as of
	June 30, 2020		December 31, 2019
China yuan (RMB)	RMB	7.068231	RMB	6.865570
United States dollar ($)		$1.000000		$1.000000

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

Recently Issued Accounting Pronouncement Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim period within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. The Company is currently evaluating the effects of the standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Raw materials	$-	$34,112
Finished goods	28,846	28,846
Inventory reserve	(24,038)	(19,426)
Total inventory	$4,808	$43,532

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of June 30, 2020, and December 31, 2019 prepaid expenses and other current assets was $20,736 and $34,358, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Party

During the six months ended June 30, 2020 and 2019, the Company’s sole officer loaned the Company $18,656 and $40,000, respectively. As of June 30, 2020, and December 31, 2019, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $304,525 and $285,869, respectively.

Sales to Related Party

The Company sells its product to its related party, an entity in which CBKB’s supervisor is a shareholder. During three and six months ended June 30, 2020, the Company consolidated net sales to related party was $10,780 and $131,527, respectively. As of June 30, 2020 and December 31, 2019, the Company consolidated customer deposit – related party was $nil and $6,676, respectively.

Consulting Agreement

On January 4, 2019, the Company entered into a consulting agreement with related party, the legal representative of CBKB. The agreement is for a one-year term, from January 4, 2019 to January 3, 2020. Pursuant to the Consulting Agreement, the Company agreed to issue 110,000 shares with a fair value of the Company’s common stock to the related party to devote appropriate time and attention to providing advice to the Company in regards to sales and marketing in China; or such other services as the Company and the related party may agree. Consulting fees was $0 and $462,000 for the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with its related party in China, an entity in which CBKB’s supervisor is a shareholder. The agreement term is from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,659) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to sign a new lease agreement by a written notice to the landlord 60 days before the current lease term ends if the Company decided to keep renting the property. The Company tend to keep leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. Lease expense is recognized on a straight-line basis over the lease term.

NOTE 7 – BUSINES CONCENTRATION AND RISKS

Concentration of Risk

The Company maintains cash with banks in the USA, People’s Republic of China (“PRC” or “China”), and Hong Kong. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD500,000 insured by Hong Kong Deposit Protection Board. In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of June 30, 2020 and December 31, 2019, $91,234 and $93,656 of the Company’s cash and cash equivalents, was insured, and the remaining balance of approximately $40,033 and $555, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Major customer

For the six months ended June 30, 2020 and 2019, the Company’s revenues from one major customer was:

	Six Months Ended June 30,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$131,527	100%	$33,064	100%

Major vendor

For the six months ended June 30, 2020 and 2019, the Company’s purchase from one major vendor was:

	Six Months Ended June 30,
	2020		2019
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$32,314	100%	$-	-%

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a convertible note agreement in the principal amount of $200,000 with an unrelated party. The note bears an interest of 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share at the maturity date. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note is paid in full.

On September 1, 2018, the Company entered into an amended and restated the 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2019 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

On September 1, 2019, the Company entered into an amended agreement and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

The Company recognized interest expense related to the convertible note of $19,600 and $16,000, respectively, for the three months ended June 30, 2020 and 2019. The Company recognized interest expense related to the convertible note of $39,200 and $32,000, respectively, for the six months ended June 30, 2020 and 2019. The unamortized debt discount at June 30, 2020 and December 31, 2019 was $9,067 and $36,267, respectively. As of June 30, 2020, and December 31, 2019, net balance of the convertible note amounted to $190,933 and $163,733, respectively.

NOTE 9 – LEASE

The Company has an operating lease for its office space from a third party in the United States. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 7.33%. Lease expense for the lease is recognized on a straight-line basis over the lease term. The lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of June 30, 2020 is two months.

The Company signed a new lease agreement with a related party in China on June 2020, an entity in which CBKB’s supervisor is a shareholder. It calls for a monthly rent of RMB40,000 (approximately $5,659). The lease is for one year and subject to renewal. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term as of June 30, 2020 is 11 months and subject to the priority of signing a new lease agreement within a 60-day written notice before the current lease agreement is due.

The Company currently has no finance leases.

During the six months ended June 30, 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $10,188.

The components of lease expense consist of the following:

		Six Month Ended June 30,
	Classification	2020	2019
Operating lease cost	Selling, General & Administrative expenses	$10,000	$4,313

Net lease cost		$10,000	$4,313

Balance sheet information related to leases consists of the following:

Assets	Classification	June 30, 2020	December 31, 2019

Operating lease ROU assets	Right-of-use assets	$124,688	$5,588

Total leased assets		$124,688	$5,588
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$64,989	$5,838

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	44,775	-

Total lease liabilities		$109,764	$5,838

Weighted average remaining lease term
Operating leases		0.56	0.67

Weighted average discount rate
Operating leases		5.25-7.33%	7.33%

Cash flow information related to leases consists of the following:

	Six Month Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,738	$4,045
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,524	3,858

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of June 30, 2020 are as follows:

Ending June 30,	Operating Leases
2021	$69,410
2022	45,273
Total lease payments	114,683
Less: Interest	(4,919)
Present value of lease liabilities	$109,764

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2020 the Company had 35,540,000 shares of common stock issued and outstanding.

During the six months ended June 30, 2020, the Company did not issue common stock. During the six months ended June 30, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service.

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

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. HKFW in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits. CBNB in the PRC is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. PRC also give tax discount to small enterprise whose annual taxable income exceeding 1 million but not exceeding 3 million.

The Company’s income tax expense is mainly contributed by its subsidiary in PRC.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2020 and 2019, no GILTI tax obligation existed, and the GILTI tax expense was nil.

Provision (benefit) for income tax for the six months ended June 30, 2020 consisted of:

Six months ended June 30, 2020	Federal	State	Foreign	Total
Current	$-	$800	$2,482	$3,282
Deferred	-	-	-	-
Total	$-	$800	$2,482	$3,282

Provision (benefit) for income tax for the six months ended June 30, 2019 consisted of:

Six months ended June 30, 2019	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Net deferred tax assets consist of the following components as of:

	June 30, 2020	December 31, 2019
Deferred tax asset:
Net operating loss carry forwards	$103,458	$269,052
Valuation allowance	(103,458)	(269,052)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $350,000, which expires in 2033, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2014 and 2015 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 12 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the six months ended June 30, 2020 and 2019 were as follows:

	For the six months ended June 30,
Geographic Areas	2020	2019
Revenue
PRC	$131,527	$33,064
USA	-	-
Total Revenue	$131,527	$33,064

Income (Loss) from Operations
PRC	$40,989	$208
USA	(41,694)	(286,020)
Total Income (Loss) from operations	$(795)	$(285,812)

Net Income (Loss)
PRC	$38,645	$236
USA	(86,305)	(324,370)
Total Net Income (Loss)	$(47,660)	$(324,134)

The geographical distribution of the Company’s financial information as of June 30, 2020 and December 31, 2019 were as follows:

	As of
Geographic Areas	June 30, 2020	December 31, 2019
Reportable Assets
PRC	305,652	167,774
USA	1,604	35,672
Elimination Adjustment	(25,757)	(25,757)
Total Reportable Assets	$281,499	$177,689

NOTE 13– SUBSEQUENT EVENT

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

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company’s Form 10-K filed on April 15, 2020. Results for interim periods may not be indicative of results for the full year.

Critical Accounting Policies and Estimates

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently, including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. In general, the Company’s performance obligation is to transfer it products to its end user or distributor. Revenues from product sales are recognized when the customer obtains control of the Company’s finished goods product, which occurs at a point in time, typically upon delivery to the customer.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

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

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, it has not recognized ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.

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

Results of Operations

For the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change	Percent
Net Sales	$10,780	$33,064	$(22,284)	(67)%
Cost of Sales	7,734	18,294	(10,560)	(58)%
Gross Profit	3,046	14,770	(11,724)	(79)%

Operating expenses:
Selling, general and administrative expenses	15,429	9,201	6,228	68%
Professional fees	25,649	152,548	(126,899)	(83)%
Total operating expenses	41,078	161,749	(120,671)	(75)%

Loss from operations	(38,032)	(146,979)	108,947	(74)%

Other income (expense):
Interest income	115	10	105	1050%
Interest expense	(19,600)	(16,000)	(3,600)	23%
Loss on inventory write-down	(2404)	(2,775)	371	(13)%
Total other income (expense)	(21,889)	(18,765)	(3,124)	17%

Loss before income taxes	(59,921)	(165,744)	105,823	(64)%
Income tax expense	780	800	(20)	(3)%

Net loss	$(60,701)	$(166,544)	$105,843	(64)%

Net sales

The Company consolidated net sales for the three months ended June 30, 2020 and 2019 was $10,780 and $33,064, respectively. The cost of sales for the three months ended June 30, 2020 and 2019 was $7,734 and $18,294, respectively, resulting in a gross profit of $3,046 and $14,770 for the three months ended June 30, 2020 and 2019, respectively. Revenue decreased due to decrease sales in PRC for related party sales caused by COVID19. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the three months ended June 30, 2020, total operating expenses were $41,078, which consisted of professional fees of $25,649, China salary and China office expense of $4,581, rent expenses of $7,648 and $3,200 expenses in U.S. During the three months ended June 30, 2019, total operating expenses were $161,749, which mainly consisted of professional fees of $152,548, rent expenses of $2,157 and China expense of $6,478. Total operating expenses decreased $120,671, or 75%, primarily due to the decrease in professional fees for the three months ended June 30, 2020 compared with the three months ended June 30, 2019.

Total other income (expense)

During the three months ended June 30, 2020, the Company had total other expenses of $21,889, which consists of interest income of $115, interest expense of $19,600 and inventory write-down of $2,404. During the three months ended June 30, 2019, the Company total other expenses were $18,765, which consisted of interest expense of $16,000, interest income of $10, and loss on inventory write-down of $2,775.

Net loss

During the three months ended June 30, 2020, the Company had a net loss of $60,701, a $105,843 or 64% decrease compared with a net loss of $166,544 for the three months ended June 30, 2019. The decrease in net loss was predominantly due to the reasons stated above.

For the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change	Percent
Net Sales	$131,527	$33,064	$98,463	298%
Cost of Sales	71,976	18,294	53,682	293%
Gross Profit	59,551	14,770	44,781	303%

Operating expenses:
Selling, general and administrative expenses	24,397	19,586	4,811	25%
Professional fees	35,949	280,996	(245,047)	(87)%
Total operating expenses	60,346	300,582	(240,236)	(80)%

Loss from operations	(795)	(285,812)	285,017	(100)%

Other income (expenses):
Interest income	227	28	199	711%
Interest expense	(39,200)	(32,000)	(7,200)	23%
Other income	1	-	1	-
Loss on inventory write-down	(4,611)	(5,550)	939	(17)%
Total other income (expenses)	(43,583)	(37,522)	(6,061)	16%

Loss before income taxes	(44,378)	(323,334)	278,956	(86)%
Income tax expense	3,282	800	2,482	310%

Net loss	$(47,660)	$(324,134)	$276,474	(85)%

Net sales

The Company consolidated net sales for the six months ended June 30, 2020 and 2019 was $131,527 and $33,604, respectively. The cost of sales for the six months ended June 30, 2020 and 2019 was $71,976 and $18,294, respectively, resulting in a gross profit of $59,551 and $14,770 for the six months ended June 30, 2020 and 2019, respectively. Revenue increased due to the Company sales quantity increased based on the sales contract entered with one customer in 2019. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the six months ended June 30, 2020, total operating expenses were $60,346, which consisted of professional fees of $35,949, China salaries, office expenses and miscellaneous expenses of $11,004 and rent expenses of $7,648, and US expenses of $5,745. During the six months ended June 30, 2019, total operating expenses were $300,582, which mainly consisted of professional fees of $280,996, rent expenses of $4,313 and China expense of $14,278. Total operating expenses decreased $240,236, or 80%, primarily because of the decrease in professional fees for the six months ended June 30, 2020 compared with the six months ended June 30, 2019.

Total other income (expenses)

During the six months ended June 30, 2020, the Company had interest expense of $43,583, which consists of interest income of $227, interest expenses of 39,200 and loss on inventory write-down of $4,611. During the six months ended June 30, 2019, the Company total other expenses were $37,522, which consisted of interest expense of $32,000, interest income of $28, and loss on inventory write-down of $5,550. The decrease of $6,061 or 16% in other income (expenses) is caused primarily by the decrease of interest expense for the six months ended June 30, 2020 compared to the same period in 2019.

Net loss

During the six months ended June 30, 2020, the Company had a net loss of $47,660, a decrease of $276,474 or 85% as compared with a net loss of $324,134 for the six months ended June 30, 2019. The decrease in net loss was predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and cash equivalents and total assets of $131,267 and $281,499, respectively. As of said date, the Company has total liabilities of $710,586, of which $190,933 is due to convertible note payable and $304,525 is due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of June 30, 2020, and December 31, 2019, the Company had working capital amount of $(509,000) and $(384,891), respectively.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2020, net cash flows provided in operating activities was $19,898 resulting from a net loss of $47,660, an increase caused by inventories of $33,794, an decrease caused by prepaid expenses and other current assets of $13,303, a decrease caused by accrued liabilities of $1,487, an increase caused by loss on inventory write-down of $4,612, increase of interest payable of $12,000, a decrease caused by net lease liability of $15,250, increase caused by amortization of debt discount of $27,200, and return of customer deposit of $6,614. For the six months ended June 30, 2019, net cash flows used in operating activities was $65,976 resulting from a net loss of $324,134, an increase in accounts receivable of $14,945, an increase in prepaid expenses and other current assets of $5,270, an increase in accrued liabilities of $22,011, loss on inventory write-down of $5,550, shares issued for compensation of $231,000, amortization of right-of use assets of $188 and amortization of debt discount of $20,000.

Cash Flows from Investing Activities

For the six months ended June 30, 2020 and 2019, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2020 and 2019, advances from the Company’s sole officer and director provided $18,656 and $40,000, respectively.

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

The Company had net loss of $47,660 and $324,134 for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $1,043,503 as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $19,600 and $16,000, respectively, for the three months ended June 30, 2020 and 2019. The Company recognized interest expense related to the convertible note of $39,200 and $32,000, respectively, for the six months ended June 30, 2020 and 2019. The unamortized debt discount at June 30, 2020 and December 31, 2019 was $9,067 and $36,267, respectively. As of June 30, 2020, and December 31, 2019, net balance of the convertible note amounted to $190,333 and $163,733, respectively.

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

MakingORG, Inc.

Dated: August 18, 2020	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

