Form 10-Q
period 2020-09-30
MAKINGORG, INC.
filed 2020-11-16
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

385 S. Lemon Avenue #E 301

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2020
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,394	$94,211
Accounts receivable – related party	33,513	-
Inventories (net of inventory reserve of $26,442 and $19,426)	17,804	43,532
Prepaid expenses and other current assets	30,633	34,358
Due from related party	11,759	-
Total Current Assets	122,103	172,101

Right-of-use assets - operating leases	111,360	5,588

Total Assets	$233,463	$177,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$98,000	$80,000
Accrued liabilities	9,581	14,876
Customer deposit -related party	-	6,676
Lease liabilities - operating leases	66,800	5,838
Due to related party	315,926	285,869
Convertible note payable, net of discount $0 and $36,267	200,000	163,733
Total Current Liabilities	690,307	556,992

Long-Term Liabilities
Lease Liabilities – operating lease, noncurrent	29,490	-

TOTAL LIABILITIES	719,797	556,992

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income (loss)	(542)	(2,882)
Accumulated deficit	(1,105,214)	(995,843)
Total Stockholders’ Deficit	(486,334)	(379,303)

Total Liabilities and Stockholders’ Deficit	$233,463	$177,689

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Net Sales-Related Party	$29,532	$231,580	$161,059	$264,644
Cost of Sales	19,428	123,634	91,404	141,928
Gross Profit	10,104	107,946	69,655	122,716

OPERATING EXPENSES
Selling, general and administrative	26,145	12,791	50,541	32,377
Professional fees	28,237	137,021	64,186	418,017
TOTAL OPERATING EXPENSES	54,382	149,812	114,727	450,394

LOSS FROM OPERATIONS	(44,278)	(41,866)	(45,072)	(327,678)

OTHER INCOME (EXPENSE)
Interest income	51	31	278	59
Interest expense	(15,067)	(16,000)	(54,266)	(48,000)
Loss on inventory write-down	(2,404)	(2,776)	(7,016)	(8,326)
TOTAL OTHER INCOME (EXPENSE)	(17,420)	(18,745)	(61,004)	(56,267)

LOSS BEFORE INCOME TAX	(61,698)	(60,611)	(106,076)	(383,945)

Income tax	13	4,333	3,295	5,133

NET LOSS	$(61,711)	$(64,944)	$(109,371)	$(389,078)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	4,464	(4,632)	2,340	(4,596)

TOTAL COMPREHENSIVE LOSS	$(57,247)	$(69,576)	$(107,031)	$(393,674)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.002)	$(0.002)	$(0.003)	$(0.011)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, June 30, 2020	35,540,000	$35,540	$583,882	$(5,006)	$(1,043,503)	$(429,087)

Foreign currency translation loss	-	-	-	4,464	-	4,464

Net loss	-	-	-	-	(61,711)	(61,711)

Balance, September 30, 2020	35,540,000	$35,540	$583,882	$(542)	$(1,105,214)	$(486,334)

	Three Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, June 30, 2019	35,540,000	$35,540	$529,482	$(677)	$(802,785)	$(238,440)

Foreign currency translation loss	-	-	-	(4,632)	-	(4,632)

Issuance of promissory note			40,000			40,000

Net loss	-	-	-	-	(64,944)	(64,944)

Balance, September 30, 2019	35,540,000	$35,540	$569,482	$(5,309)	$(867,729)	$(268,016)

	Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	35,540,000	$35,540	$583,882	$(2,882)	$(995,843)	$(379,303)

Foreign currency translation loss	-	-	-	2,340	-	2,340

Net loss	-	-	-	-	(109,371)	(109,371)

Balance, September 30, 2020	35,540,000	$35,540	$583,882	$(542)	$(1,105,214)	$(486,334)

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2018	35,430,000	$35,430	$67,592	$(713)	$(478,651)	$(376,342)

Foreign currency translation loss	-	-	-	(4,596)	-	(4,596)

Common stock issued for service	110,000	110	461,890	-	-	462,000

Issuance of promissory note	-	-	40,000	-	-	40,000

Net loss	-	-	-	-	(389,078)	(389,078)

Balance, September 30, 2019	35,540,000	$35,540	$569,482	$(5,309)	$(867,729)	$(268,016)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,371)	$(389,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	7,016	8,325
Shares issued for compensation	-	346,500
Amortization of debt discount	36,267	30,000
Amortization of Right-of-use assets	-	(281)
Changes in assets and liabilities:
Accounts receivable	(32,591)	-
Inventories	18,995	(5,353)
Prepaid expenses and other current assets	2,399	(15,248)
Deposit	2,000	-
Interest payable	18,000	18,000
Accrued liabilities	(5,289)	26,457
Lease liabilities	(14,904)	-
Customer deposit – related party	(6,649)	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(84,127)	19,322

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(11,436)	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,436)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	30,057	48,966
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,057	48,966

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(311)	(4,388)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(65,817)	63,900
Cash and cash equivalents, beginning of period	94,211	57,372
Cash and cash equivalents, end of period	$28,394	$121,272

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$4,095	$-

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$-	$462,000
Beneficial conversion feature recognition	$-	$40,000

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

MaingORG, Inc. and subsidiaries (“the Company”) purchase Acer truncatum bunge seed oil from entities in China, outsource to third party to manufacture Acer truncatum bunge related health product, and sell to end user and distributor in the United States and PRC.

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between USA and PRC. Even though the operations in the PRC segment fully resumed in the third quarter of 2020, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

The Company had net loss of $109,371 and $389,078 for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $1,105,214 as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of September 30, 2020 and December 31, 2019, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (c) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of September 30, 2020 and December 31, 2019, inventory reserve amounted to $26,442 and $19,426, respectively.

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

During the three and nine months ended September 30, 2020, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $29,532 and $161,059, respectively. During the three and nine months ended September 30, 2019, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $231,580 and $264,644, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. There was no advertising expense incurred for the nine months ended September 30, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statement of operations and There was no research and development cost for the nine months ended September 30, 2020 and 2019, respectively.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act which contains several key tax provisions that affect the Company, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities.

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

	Average Rates for the Nine Months Ended September 30,
	2020		2019
China yuan (RMB)	RMB	6.995696	RMB	6.861782
United States dollar ($)		$1.000000		$1.000000

	Spot Rates as of
	September 30, 2020		December 31, 2019
China yuan (RMB)	RMB	6.803297	RMB	6.865570
United States dollar ($)		$1.000000		$1.000000

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

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventory consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Raw materials	$15,400	$34,112
Finished goods	28,846	28,846
Inventory reserve	(26,442)	(19,426)
Total inventories	$17,804	$43,532

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, prepaid production processing fee, deposit for packaging materials and security deposit for rent. As of September 30, 2020, and December 31,2019, prepaid expenses and other current assets was $30,633 and $34,358, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due from Related Party

During the nine months ended September 30, 2020, the Company loaned $11,759 to its related party, an entity in which CBKB’s supervisor is a shareholder. The loan term is six months, with a monthly interest rate of 1%. It will be due on March 31, 2021. As of September 30, 2020, loan to related party was $11,759.

Due to Related Party

During the nine months ended September 30, 2020 and 2019, the Company’s sole officer loaned the Company $30,057 and $48,966, respectively. As of September 30, 2020 and December 31, 2019, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $315,926 and $285,869, respectively.

Sales to Related Party

The Company sells its product to its related party, an entity in which CBKB’s supervisor is a shareholder. For the three and nine months ended September 30, 2020, the Company consolidated net sales to the related party were $29,532 and $161,059, respectively. For the three and nine months ended September 30, 2019, the Company consolidated net sales to related party were $231,580 and $264,644, respectively. As of September 30, 2020 and December 31, 2019, the Company consolidated accounts receivable – related party were $33,513 and $0, respectively. The Company consolidated customer deposit – related party were $0 and $6,676, respectively.

Consulting Agreement

On January 4, 2019, the Company entered into a consulting agreement with related party, the legal representative of CBKB. The agreement is for a one-year term, from January 4, 2019 to January 3, 2020. Pursuant to the Consulting Agreement, the Company agreed to issue 110,000 shares with a fair value of the Company’s common stock to the related party to devote appropriate time and attention to providing advice to the Company in regards to sales and marketing in China; or such other services as the Company and the related party may agree. Consulting fees was $0 and $462,000 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. As of September 30, 2020 and December 31, 2019, $28,082 and $93,656 of the Company’s cash and cash equivalents, was insured, and the remaining balance of approximately $312 and $555, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Major customer

For the three months ended September 30, 2020 and 2019, the Company’s revenues from the major customer were:

	Three Months Ended September 30,
	2020		2019
	Amount	% of Total Sales	Amount	% of Total Sales
Customer A	$29,532	100%	$231,580	100%

For the nine months ended September 30, 2020 and 2019, the Company’s revenues from the major customer were:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Total Sales	Amount	% of Total Sales
Customer A	$161,059	100%	$264,644	100%

Major vendor

For the three months ended September 30, 2020 and 2019, the Company’s purchase from one major vendor was:

	Three Months Ended September 30,
	2020		2019
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$31,765	100%	$144,146	100%

For the nine months ended September 30, 2020 and 2019, the Company’s purchase from one major vendor was:

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$64,249	100%	$164,389	100%

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

On September 1, 2020, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2022 with no additional consideration. The Company recognized a discount on the note of $0 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $15,067 and $16,000, respectively, for the three months ended September 30, 2020 and 2019. The Company recognized interest expense related to the convertible note of $54,266 and $48,000, respectively, for the nine months ended September 30, 2020 and 2019. The unamortized debt discount at September 30, 2020 and December 31, 2019 was $0 and $36,267, respectively. As of September 30, 2020, and December 31, 2019, net balance of the convertible note amounted to $200,000 and $163,733, respectively.

NOTE 9 – LEASE

The Company has an operating lease for its office space from a third party in the United States. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 7.33%. Lease expense for the lease is recognized on a straight-line basis over the lease term. The lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The lease expired on August 31, 2020.

The Company signed a new lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It calls for a monthly rent of RMB40,000 (approximately $5,659). The lease is for one year and subject to renewal. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate fora lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining terms of September 30, 2020 is 8 months and subject to the priority of signing a new lease agreement within a 60-day written notice before the current lease agreement is due. The Company currently has no finance leases.

The components of lease expense consist of the following:

		Nine Month Ended September 30,
	Classification	2020	2019
Operating lease cost	Selling, General & Administrative expenses	$28,621	$6,469

Net lease cost		$28,621	$6,469

Balance sheet information related to leases consists of the following:

	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$111,360	$5,588

Total leased assets		$111,360	$5,588
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$66,800	$5,838

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	29,490	-

Total lease liabilities		$96,290	$5,838

Weighted average remaining lease term
Operating leases		0.42	0.67

Weighted average discount rate
Operating leases		5.25-7.33%	7.33%

Cash flow information related to leases consists of the following:

	Nine Month Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,025	$6,094
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	27,248	5,813

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of September 30, 2020 are as follows:

Ending September 30,	Operating Leases
2021	$70,554
2022	29,398
Total lease payments	99,952
Less: Interest	(3,662)
Present value of lease liabilities	$96,290

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2020 the Company had 35,540,000 shares of common stock issued and outstanding. During the nine months ended September 30, 2020, the Company did not issue common stock. On January 4, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service. During the nine months ended September 30, 2020 and 2019, the Company incurred non-cash stock compensation expense consulting fee of $0 and $346,500, respectively.

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three and nine months ended September 30, 2020 and 2019, no GILTI tax obligation existed and the GILTI tax expense was $0.

Provision (benefit) for income tax for the three months ended September 30, 2020 consisted of:

Three months ended September 30, 2020	Federal	State	Foreign	Total
Current	$-	$-	$13	$13
Deferred	-	-	-	-
Total	$-	$-	$13	$13

Provision (benefit) for income tax for the three months ended September 30, 2019 consisted of:

Three months ended September 30, 2019	Federal	State	Foreign	Total
Current	$-	$-	$4,333	$4,333
Deferred	-	-	-	-
Total	$-	$-	$4,333	$4,333

Provision (benefit) for income tax for the nine months ended September 30, 2020 consisted of:

Nine months ended September 30, 2020	Federal	State	Foreign	Total
Current	$-	$800	$2,495	$3,295
Deferred	-	-	-	-
Total	$-	$800	$2,495	$3,295

Provision (benefit) for income tax for the nine months ended September 30, 2019 consisted of:

Nine months ended September 30, 2019	Federal	State	Foreign	Total
Current	$-	$800	$4,333	$5,133
Deferred	-	-	-	-
Total	$-	$800	$4,333	$5,133

Net deferred tax assets consist of the following components as of:

	September 30, 2020	December 31, 2019
Deferred tax asset:
Net operating loss carry forwards	$144,049	$269,052
Valuation allowance	(144,049)	(269,052)
Net deferred tax asset	$-	$-

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

NOTE 12 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the nine months ended September 30, 2020 and 2019 were as follows:

	For the nine months ended September 30,
Geographic Areas	2020	2019
Revenue
PRC	$161,059	$264,644
USA	-	-
Total Revenue	$161,059	$264,644

Income (Loss) from Operations
PRC	$28,642	$99,451
USA	(73,714)	(427,128)
Total Income (Loss) from operations	$(45,072)	$(327,677)

Net Income (Loss)
PRC	$26,425	$95,177
USA	(135,796)	(484,254)
Total Net Income (Loss)	$(109,371)	$(389,077)

The geographical distribution of the Company’s financial information as of September 30, 2020 and December 31, 2019 were as follows:

	As of
Geographic Areas	September 30, 2020	December 31, 2019
Reportable Assets
PRC	284,365	167,774
USA	(25,145)	35,672
Elimination Adjustment	(25,757)	(25,757)
Total Reportable Assets	$233,463	$177,689

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

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company’s Form 10-K filed on August 18, 2020. Results for interim periods may not be indicative of results for the full year.

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

Results of Operations

For the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change	Percent
Net Sales	$29,532	$231,580	$(202,048)	(87)%
Cost of Sales	19,428	123,634	(104,206)	(84)%
Gross Profit	10,104	107,946	(97,842)	(91)%

Operating expenses:
Selling, general and administrative expenses	26,145	12,791	13,354	104%
Professional fees	28,237	137,021	(108,784)	(79)%
Total operating expenses	54,382	149,812	(95,430)	(64)%

Loss from operations	(44,278)	(41,866)	(2,412)	6%

Other income (expense):
Interest income	51	31	20	(65)%
Interest expense	(15,067)	(16,000)	933	(6)%
Loss on inventory write-down	(2,404)	(2,776)	372	(13)%
Total other income (expense)	(17,420)	(18,745)	1,325	(7)%

Loss before income taxes	(61,698)	(60,611)	1,087	2%
Income tax expense	13	4,333	(4,320)	(100)%

Net loss	$(61,711)	$(64,944)	$3,233	(5)%

Net sales

The Company consolidated net sales for the three months ended September 30, 2020 and 2019 was $29,532 and $231,580, respectively. The cost of sales for the three months ended September 30, 2020 and 2019 was $19,428 and $123,634, respectively, resulting in a gross profit of $10,104 and $107,946 for the three months ended September 30, 2020 and 2019, respectively. Revenue decreased due to decrease in sales in PRC caused mainly by COVID19. The sales concentrates on one customer which consists of 100% of the revenue.

Total operating expenses

During the three months ended September 30, 2020, total operating expenses were $54,382, which consisted of professional fees of $28,237, China salary and China office expense of $4,581, rent expenses of $7,648 and $3,200 expenses in U.S. During the three months ended September 30, 2019, total operating expenses were $149,812, which mainly consisted of professional fees of $137,021, rent expenses of $2,156 and China expense of $8,899. Total operating expenses decreased $95,430, or 64%, primarily due to the decrease in professional fees for the three months ended September 30, 2020 compared with the three months ended September 30, 2019.

Total other income (expense)

During the three months ended September 30, 2020, the Company had total other expenses of $17,420, which consists of interest income of $51, interest expense of $15,067 and inventory write-down of $2,404. During the three months ended September 30, 2019, the Company’s total other expenses were $18,745, which consisted of interest expense of $16,000, interest income of $31, and gain on inventory write-down of $2,776.

Net loss

During the three months ended September 30, 2020, the Company had a net loss of $61,711, a $3,233 or 5% decrease compared with a net loss of $64,944 for the three months ended September 30, 2019. The decrease in net loss was predominantly due to the reasons stated above.

For the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change	Percent
Net Sales	$161,059	$264,644	$(103,585)	(39)%
Cost of Sales	91,404	141,928	(50,524)	(36)%
Gross Profit	69,655	122,716	(53,061)	(43)%

Operating expenses:
Selling, general and administrative expenses	50,541	32,377	18,164	56%
Professional fees	64,186	418,017	(353,831)	(85)%
Total operating expenses	114,727	450,394	(335,667)	(75)%

Loss from operations	(45,072)	(327,678)	282,606	(86)%

Other income (expenses):
Interest income	278	59	219	371%
Interest expense	(54,266)	(48,000)	(6,266)	13%
Loss on inventory write-down	(7,016)	(8,326)	(1,310)	(17)%
Total other income (expenses)	(61,004)	(56,267)	(4,737)	8%

Loss before income taxes	(106,076)	(383,945)	277,869	(72)%
Income tax expense	3,295	5,133	(1,838)	(36)%

Net loss	$(109,371)	$(389,078)	$279,707	(72)%

Net sales

The Company consolidated net sales for the nine months ended September 30, 2020 was $161,059, a decrease of $103,585 or 39% compared with the sales of $264,644 for the nine months ended September 30, 2019. Cost of sales for the nine months ended September 30, 2020 was $91,404, a 50,524 or 36% decrease compared with the cost of sales of $141,928 for the nine months ended September 30, 2019. It resulted in a gross profit of $69,655 for the nine months ended September 30, 2020, a $53,061 or 43% decrease compared with the gross profit of $122,716 for the nine months ended 2019. Revenue decreased due to the global pandemic of COVID 19 started on January 2020. The sales is still concentrated on one customer which consists of 100% of the revenue.

Total operating expenses

During the nine months ended September 30, 2020, total operating expenses were $114,727, which consisted of professional fees of $64,186, China salaries of $21,998, office and other expenses of $10,393 and rent expenses of $24,274, and other US expenses of $5,745. During the nine months ended September 30, 2019, total operating expenses were $450,394, which mainly consisted of professional fees of $418,017, rent expenses of $6,469 and China expense of $23,294. Total operating expenses decreased $335,667, or 75%, primarily due to the decrease in professional fees for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The main reason is caused by the decrease of scale of business caused by COVID 19.

Total other income (expenses)

During the nine months ended September 30, 2020, the Company had other expenses of $61,004, which consists of interest income of $278, interest expenses of 54,266 and loss on inventory write-down of $7,016. During the nine months ended September 30, 2019, the Company total other expenses were $56,267, which consisted of interest expense of $48,000, interest income of $59 and loss on inventory write-down of $8,326. The increase of $4,737 or 8% in other expenses was primarily caused by the increase of interest expense for the nine months ended September 30, 2020 compared to the same period in 2019.

Net loss

During the nine months ended September 30, 2020, the Company had a net loss of $109,371, a decrease of $279,707 or 72% compared with a net loss of $389,078 for the nine months ended September 30, 2019. The decrease in net loss was due to the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and cash equivalents and total assets of $28,394 and $233,463, respectively. As of said date, the Company has total liabilities of $719,797, of which $200,000 is convertible note payable and $315,926 is due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of September 30, 2020, the Company had cash & cash equivalents of $94,211, total assets of 177,689, total liabilities of $556,992, of which $163,733 is convertible note payable, $285,869 is due to the officer as of December 31, 2019.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, net cash flows used in operating activities was $84,127, resulting from a net loss of $109,371, an increase caused by inventories write-down of $7,016, a decrease caused by change of accounts receivable of $32,591, an increase caused by inventory change of $18,995, an increased caused by prepaid expenses and other current assets of $2,399, a decrease caused by accrued liabilities of $5,289, an increase of interest payable of $18,000, a decrease caused by net lease liability of $14,904 and return of customer’s deposit of $6,649. For the nine months ended September 30, 2019, net cash flows provided by operating activities was $19,322 resulting from a net loss of $389,078, an increase in shares issued for compensation of $346,500, an increase in amortization of debt discount of $30,000, decrease caused by change of inventory of $5,353 and increase caused by inventory write-down of $8,326, decrease caused by prepaid expenses and other current assets of $15,248, an increase in accrued liabilities of $26,457 and an increase caused by change of interest payable of $18,000.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020 and 2019, loan to the Company’s related party CBKB provided a cash flow of $11,759 and $0, respectively.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020 and 2019, advances from the Company’s sole officer and director provided a cash flow of $30,057 and $48,966, respectively.

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

The Company had net loss of $109,371 and $389,078 for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $1,105,214 as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2020, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2022 with no additional consideration. The Company recognized a discount on the note of $0 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $15,067 and $16,000, respectively, for the three months ended September 30, 2020 and 2019. The Company recognized interest expense related to the convertible note of $54,266 and $48,000, respectively, for the nine months ended September 30, 2020 and 2019. The unamortized debt discount on September 30, 2020 and December 31, 2019 was $0 and $36,267, respectively. As of September 30, 2020, and December 31, 2019, net balance of the convertible note amounted to $200,000 and $163,733, respectively.

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

MakingORG, Inc.

Dated: November 16, 2020	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

