Form 10-K
period 2020-12-31
MAKINGORG, INC.
filed 2021-04-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number: 000-55260

MAKINGORG, INC.
(Exact name of Company as specified in its charter)

Nevada	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

385 S. Lemon Avenue #E 301, Walnut, CA 91789

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

As of April 11, 2021, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

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

On July 29, 2014, Vladimir Nedrygaylo, the principal shareholder of Drimex Inc. consummated the transactions contemplated by the Stock Purchase Agreement dated as of June 24, 2014 which provided for the sale of 5,000,000 shares of common stock (not adjusted for the forward split described below) of the Company (the “Shares”) to Juanzi Cui. The consideration paid for the Shares, which represented 84.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was personal fund of Mrs. Cui. In connection with the transaction, Mr. Nedrygaylo released the Company from all debts owed to him. Mrs. Cui became the Company’s sole officer and director.

On August 22, 2014, the Company amended and restated Articles of Incorporation, changed the name of the Company from “Drimex, Inc.” to “MakingORG, Inc.” and increased the amount of authorized shares of common stock from 75,000,000 to 150,000,000, with a par value of $0.001 per share.

Effective August 22, 2014, the Company effected a 6 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 5 additional shares of the Corporation's $0.001 par value common stock for every 1 share owned. All share and per share amounts presented in this Annual Report and the financial statements and notes thereto had been adjusted for the stock split.

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matured on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing of March 1, 2017 until the principal amount of this convertible note was paid in full.

On September 1, 2018, the Company entered into an Amended and Restated 12% Convertible Promissory Note. Pursuant to an Amended and Restated 12% Convertible Promissory Note, both parties agreed to extend a Convertible Note Agreement to September 1, 2019 with no additional consideration.

On September 1, 2019, both parties agreed to extend the convertible note agreement to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

On September 1, 2020, both parties agreed to extend the convertible note agreement to September 1, 2022 with no additional consideration. The Company recognized a discount on the note of $0 on the amended agreement date.

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

Employees

The Company currently has two full-time employees. All functions including development, strategy, negotiations and administration are currently being provided by Mrs. Cui, the sole executive officer and director, on a voluntary basis.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company had an operating lease for its office space from a third party in the United States. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 7.33%. Lease expense for the lease is recognized on a straight-line basis over the lease term. The lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The lease expired on August 31, 2020. Rental expenses for the years ended December 31, 2020 and 2019 were $6,448 and $8,625, respectively.

The Company signed a lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It calls for a monthly rent of RMB40,000 (approximately $5,800). The lease is for one year and subject to renewal. Lease is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining terms as of December 31, 2020 was 5 months and subject to the priority of signing a new lease agreement within a 60-day written notice before the current lease agreement is due. The Company currently has no finance leases.

Item 3. Legal Proceedings

There is no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, the Company listed on the OTCQB under the symbol "DRIM". On August 25, 2014, the trading symbol of the Company became "CQCQ". The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTC as of the end of each quarter commencing on January 1, 2020 through December 31, 2020 was $4.20 and $0.50. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCMarkets on April 14, 2021, was $3.25.

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

Holders

As of April 15, 2021, there were 35,540,000 shares of common stock issued and outstanding, which were held by 312 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest of 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note is paid in full.

On September 1, 2018, both parties agreed to extend the Convertible Note Agreement to September 1, 2019 with no additional consideration.

On September 1, 2019, the convertible note agreement was extended to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a BCF. A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

On September 1, 2020, the convertible note agreement was extended to September 1, 2022 with no additional consideration.

The Company recognized interest expense related to the convertible note of $60,267 and $68,800, respectively, for the years ended December 31, 2020 and 2019, respectively. The unamortized debt discount on December 31, 2020 and 2019 were $0 and $36,267, respectively. As of December 31, 2020, and 2019, net balance of the convertible note amounted to $200,000 and $163,733, respectively.

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

The Company and its subsidiaries purchase Acer truncatum bunge seed oil in China, outsource to third parties to manufacture Acer truncatum bunge related health product, and sell to distributors in PRC.

CBKB entered into a Strategic Cooperation Framework Agreement with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food. This agreement did not continue due to HLCH did not operate well.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has spread around the world and infections have been reported globally. China governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. As a result, the Company closed its China operations from the end of January 2020 to the end of March 2020.

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between USA and PRC. Even though the operations in the PRC segment fully resumed by the end of 2020, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, the ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

Plan of Operation

Management intends to sell Acer truncatum bunge related health product in the United States and PRC, we might just identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, the related impact on our customers and suppliers and the possibility of an economic recession after the virus has subsided, the widely use of vaccine globally, all of which are highly uncertain and ever-changing. Any of these factors could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity. The severity and duration of any such impacts, including after the virus has subsided, cannot be predicted.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

The Company believe the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on its consolidated balance sheet for its office operating leases and (2) providing new disclosures about its leasing activities. There was no change in its leasing activities as a result of the adoption.

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

Results of Operations

For the years ended December 31, 2020 and December 31, 2019

	Years Ended December 31,
	2020	2019	Change	Percent
Net Sales - related party	$238,587	$375,251	$(136,664)	(36)%
Cost of Sales	145,470	200,182	(54,712)	(27)%
Gross Profit	93,117	175,069	(81,952)	(47)%

Operating expenses:
Selling, general and administrative	97,191	49,097	48,094	98%
Professional fees	92,996	560,171	(467,175)	(83)%

Total operating expenses	190,187	609,268	(419,081)	(69)%

Other income (expenses):
Interest income	288	152	136	89%
Interest expense	(60,267)	(68,800)	8,533	(12)%
Other income	3,948	27	3,921	14522%
Loss on inventory write-down	(9,420)	(8,325)	(1,095)	13%
Total other income (expenses)	(65,451)	(76,946)	11,495	(15)%

Loss before income taxes	(162,521)	(511,145)	348,624	(68)%
Income tax expense	3,329	6,047	(2,718)	(45)%

Net loss	$(165,850)	$(517,192)	$351,342	(68)%

Net sales, cost of sales and gross profit

The Company consolidated net sales for the years ended December 31, 2020 and 2019 was $238,587 and $375,251, respectively, a net decrease of $136,664 or 36% in year 2020 compare with 2019. The cost of sales for the years ended December 31, 2020 and 2019 was $145,470 and $200,182, respectively, a net decrease of $54,712 or 27% in year 2020 compare with 2019, resulting in a gross profit of $93,117 and $175,069 for the years ended December 31, 2020 and 2019, respectively, a net decrease of $81,952 or $47% in 2020 compared with 2019. The net sales decrease was due to the decreased sales in PRC for related party sales caused mainly by the spread of COVID-19 in 2020.

Total operating expenses

During the year ended December 31, 2020, total operating expenses were $190,187, which consisted of professional fees of $92,996, rent expenses of $46,329, China salary and office expense of $44,084, miscellaneous expenses of $6,778. During the year ended December 31, 2019, total operating expenses were $609,268, which consisted of professional fees of $560,171, rent expenses of $8,625, China salary and China office expense of $33,034, marketing expense of $4,456, bank charges of $1,223, permits and licenses of $1,725, and others of $34. Total operating expenses decreased $419,081, or 69% from 2020 to 2019, primarily as a result of the decrease in professional fees for the year ended December 31, 2020 from 2019.

Total other income (expense)

During the year ended December 31, 2020, total other expenses were $65,451, which consisted of interest expense of $60,267, interest income of $288, other income of $3,948 and loss on inventory write-down of $9,420. During the year ended December 31, 2019, the Company total other expenses were $76,946, which consisted of interest expense of $68,800, interest income of $152, other income of $27 and loss on inventory write-down of $8,325. Total other expense decreased $11,495, or 15%, primarily due to the decrease of interest expense for beneficial conversion feature and the increase of other income for the year ended December 31, 2020 compared to 2019.

Net loss

During the year ended December 31, 2020, the Company had a net loss of $165,850, a decrease of loss of $351,342 or 68% compared with the net loss of $517,192 for the year ended December 31, 2019. The decrease of net loss was due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash and cash equivalents and total assets of $30,700 and $192,543, compared to the cash and cash equivalents and total assets of $94,211 and $177,689, respectively as of December 31, 2019. As of December 31, 2020, the Company had total liabilities of $732,323, of which $200,000 is convertible note payable and $340,286 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of December 31, 2019, the Company had total liabilities of $556,992, of which $163,733 is convertible note payable and $285,869 is due to our sole officer and director as an unsecured, non-interest bearing demand loan.

As of December 31, 2020, and 2019, the Company had negative working capital amount of $425,677 and $384,891, respectively.

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

Cash Flows from Operating Activities

For the year ended December 31, 2020, net cash flows used in operating activities was $107,338, resulting from a net loss of $165,850, an increase by inventory write-down of $9,420, an increase in amortization of debt discount of $36,267, decreased by amortization of right-of-use of assets of $250, decreased by lease liabilities of $14,534, decreased by changes in accounts receivable of $46,292, accrued liability of $10,403 and customer deposit of $6,741, increased by inventory, prepaid expenses and interest payable of $91,045. For the year ended December 31, 2019, net cash flows used in operating activities was $16,387 resulting from a net loss of $517,192, an decrease in inventories of $29,949, a decrease in prepaid expenses and other current assets of $28,076, an increase in accrued liabilities of $13,346, an increase in interest payable of $24,000, an increase in customer deposit – related party of $6,734, and amortization of debt discount of $44,800, amortization of right-of-use assets of $375, loss on inventory write-down of $8,325 and shares issued for compensation of $462,000. The increase of cash flows used in operating activities from 2020 to 2019 was $90,951 or 555%.

Cash Flows from Investing Activities

For the year ended December 31, 2020, cash flow used in paying loan to related party is $11,594, while there was no cash flow from investing activity in 2019.

Cash Flows from Financing Activities

The Company financed the operations primarily from the advances from the Company’s sole officer and director. For the years ended December 31, 2020 and 2019, cash flows provided by advances from the Company’s sole officer and director of $54,417 and $54,966, respectively, a decrease of $549 or 1%.

Going Concern Consideration

The Company had net loss of $165,850 and $517,192 for the years ended December 31, 2020 and 2019 respectively. In addition, the Company had an accumulated deficit of $1,161,693 and $995,843 and generated negative cash flow from operating activities as of and for years ended December 31, 2020 and 2019, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2018, both parties agreed to extend the Convertible Note Agreement to September 1, 2019 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

On September 1, 2019, the convertible note agreement was extended to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

On September 1, 2020, the convertible promissory note agreement was extended to September 1, 2022 with no additional consideration.

The Company recognized interest expense related to the convertible note of $60,267 and $68,800, respectively, for the years ended December 31, 2020 and 2019, respectively. The unamortized debt discount on December 31, 2020 and 2019 was zero and $36,267, respectively. As of December 31, 2020, and 2019, net balance of the convertible note amounted to $200,000 and $163,733, respectively.

Operating Lease

The Company has an operating lease for its office space from a third party in the United States. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contract provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 7.33%. Lease expense for the lease is recognized on a straight-line basis over the lease term. The lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The lease expired on August 31, 2020. The Company has operating leases for its office. Rental expenses for the years ended December 31, 2020 and 2019 were $6,448 and $8,625, respectively.

The Company signed a new lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It calls for a monthly rent of RMB40,000 (approximately $5,800). The lease is for one year and subject to renewal. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term as of December 31, 2020 is 5 months and subject to the priority of signing a new lease agreement within a 60-day written notice before the current lease agreement is due. The Company currently has no finance leases.

As of December 31, 2020, future minimum annual lease payment under operating lease was as follows:

Ending December 31,	Operating Leases
2021	$73,533
2022	12,256
Total lease payments	85,789
Less: Interest	(2,499)
Present value of lease liabilities	$83,290

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

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

 To the Shareholders and the Board of Directors of MakingORG, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MakingORG, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Simon & Edward, LLP

Los Angeles, California

April 15, 2021

We have served as the Company’s auditor since 2016.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and cash equivalents	$30,700	$94,211
Accounts receivable – related party	48,934	-
Inventories (net of inventory reserve of $0 and $19,426)	-	43,532
Due from related party	12,256	-
Prepaid expenses and other current assets	2,000	34,358
Total Current Assets	93,890	172,101

Right-of-use assets - operating leases	98,653	5,588

Total Assets	$192,543	$177,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$104,000	$80,000
Accrued liabilities	4,747	14,876
Customer deposit - Related Party	-	6,676
Lease liabilities - operating leases	70,534	5,838
Due to related party	340,286	285,869
Convertible note payable, net of discount $0 and $36,267	-	163,733
Total Current Liabilities	519,567	556,992

Long-Term Liabilities
Convertible note payable, noncurrent	200,000	-
Lease liabilities – operating lease, noncurrent	12,756	-
Total Long-term Liabilities	212,756	-

TOTAL LIABILITIES	732,323	556,992

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,540,000 shares issued and outstanding as of
December 31, 2020 and 2019	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income (loss)	2,491	(2,882)
Accumulated deficit	(1,161,693)	(995,843)
Total Stockholders’ Deficit	(539,780)	(379,303)

Total Liabilities and Stockholders’ Deficit	$192,543	$177,689

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2020	2019

Net Sales-Related Party	$238,587	$375,251
Cost of Sales	145,470	200,182
Gross Profit	93,117	175,069

OPERATING EXPENSES
Selling, general and administrative	97,191	49,097
Professional fees	92,996	560,171
TOTAL OPERATING EXPENSES	190,187	609,268

LOSS FROM OPERATIONS	(97,070)	(434,199)

OTHER INCOME (EXPENSE)
Interest income	288	152
Interest expense	(60,267)	(68,800)
Other income	3,948	27
Loss on inventory write-down	(9,420)	(8,325)
TOTAL OTHER INCOME (EXPENSE)	(65,451)	(76,946)

LOSS BEFORE INCOME TAX	(162,521)	(511,145)

Income tax	3,329	6,047

NET LOSS	$(165,850)	$(517,192)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	5,373	(2,169)

TOTAL COMPREHENSIVE LOSS	$(160,477)	$(519,361)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.005)	$(0.015)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2018	35,430,000	35,430	67,592	(713)	(478,651)	(376,342)

Foreign currency translation loss	-	-	-	(2,169)	-	(2,169)

Common stock issued for service	110,000	110	461,890	-	-	462,000

Issuance of promissory note	-	-	54,400	-	-	54,400

Net loss	-	-	-	-	(517,192)	(517,192)

Balance, December 31, 2019	35,540,000	$35,540	$583,882	$(2,882)	$(995,843)	$(379,303)
Foreign currency translation gain	-	-	-	5,373	-	5,373

Net loss	-	-	-	-	(165,850)	(165,850)

Balance, December 31, 20120	35,540,000	$35,540	$583,882	$2,491	$(1,161,693)	$(539,780)

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,850)	$(517,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	9,420	8,325
Shares issued for compensation	-	462,000
Amortization of debt discount	36,267	44,800
Amortization of Right-of-use assets	(250)	(375)
Changes in assets and liabilities:
Accounts receivable - related party	(46,292)	-
Inventories	34,442	(29,949)
Prepaid expenses and other current assets	32,603	(28,076)
Interest payable	24,000	24,000
Accrued liabilities	(10,403)	13,346
Customer deposit - related party	(6,741)	6,734
Lease liabilities	(14,534)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(107,338)	(16,387)
CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party	(11,594)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(11,594)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	54,417	54,966
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	54,417	54,966

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,004	(1,740)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(63,511)	36,839
Cash and cash equivalents, beginning of period	94,211	57,372
Cash and cash equivalents, end of period	$30,700	$94,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$4,129	$-

NON-CASH TRANSACTION:
Deferred consulting fee paid in common stock	$-	$462,000
Beneficial conversion feature recognition	$-	$54,400

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

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between USA and PRC. Even though the operations in the PRC segment fully resumed by the end of 2020, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

The Company had net loss of $165,850 and $517,192 for the years ended December 31, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $1,161,693 and $995,843 as of December 2020 and 2019, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of December 31, 2020 and 2019.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (b) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of December 31, 2020 and 2019, inventory reserve amounted to $0 and $19,426, respectively.

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

During the years ended December 31, 2020 and 2019, the Company recognized revenue from sale of acer truncatum bunge related health products in an amount of $238,587 and $375,251, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses incurred for the years ended December 31, 2020 and 2019 totaled zero and $4,456, respectively.

Research and Development

Research and development costs are expensed as incurred and are included in general and administrative expenses. In the accompanying consolidated statement of operations there is no research and development expense for the year ended December 31, 2020 and 2019.

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

	Average Rate for the Years Ended December 31,
	2020		2019
China yuan (RMB)	RMB	6.900133	RMB	6.907209
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate on
	December 31, 2020		December 31, 2019
China yuan (RMB)	RMB	6.527650	RMB	6.966764
United States dollar ($)		$1.000000		$1.000000

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

NOTE 4 – INVENTORIES

The components of the Company’s inventories were packaging materials, raw materials and finished goods. Inventories consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Raw materials	$-	$34,112
Finished goods	-	28,846
Inventory reserve	(-)	(19,426)
Total inventories	$-	$43,532

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include primarily prepaid consulting fee, deposit for packaging materials and security deposit for rent. As of December 31, 2020 and 2019, prepaid expenses and other current assets was $2,000 and $34,358, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due from Related Party

For the year ended December 31, 2020, the Company loaned RMB 80,000 (approximately $12,256) to its related party, an entity in which CBKB’s supervisor is a shareholder. The entity is also the landlord from which the Company leased office from in China. The loan was for a term of six months, with a monthly interest rate of 1%. The loan was not paid back to the Company by the due date on March 31, 2021. Based on the agreement, the loan can be applied to the monthly lease for two more month (RMB 40,000 per month). Therefore, the Company does not have to pay the office lease in China until May 31, 2021. The entity paid all the interest of RMB 4,800 to the Company on April 1, 2021.

Due to Related Party

During the years ended December 31, 2020 and 2019, the Company’s sole officer loaned the Company $54,417 and $54,966, respectively. As of December 31, 2020, and 2019, the Company was obligated to the officer, for unsecured, non- demand loan with balances of $340,286 and $285,869, respectively.

Sales to Related Party

The Company sells its product to its related party, an entity in which CBKB’s supervisor is a shareholder. During the year ended December 31, 2020 and 2019, consolidated net sales to the related party were $238,587 and $375,251, respectively. As of December 31, 2020 and 2019, the Company consolidated customer deposit – related party were $0 and $6,676, respectively. The accounts receivable from related party were $48,934 and $0 as of December 31, 2020 and 2019, respectively.

Consulting Agreement

On January 4, 2019, the Company entered into a Consulting Agreement with a related party, legal person of CBKB. The agreement term is from January 4, 2019 to January 3, 2020. Pursuant to the Consulting Agreement, the Company agreed to issue 110,000 shares with a fair value of the Company’s common stock to the related party to devote appropriate time and attention to providing advice to the Company in regards to the sales and marketing in China; or such other services as the Company and the related party may agree. The consulting fees were $0 and $462,000 for the year ended December 31, 2020 and 2019, respectively.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with its related party in China, an entity in which CBKB’s supervisor is a shareholder. The agreement term is from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,800) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to sign a new lease agreement by a written notice to the landlord 60 days before the current lease term ends if the Company decided to keep renting the property. The Company tend to keep leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. Lease expense is recognized on a straight-line basis over the lease term.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 2020 and 2019, $30,587 and $93,656 of the Company’s cash and cash equivalents, were insured, and the remaining balance of approximately $0 and $555 was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Major customer

For the years ended December 31, 2020 and 2019, the Company’s revenues from one major customer were:

	Years Ended December 31,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$238,587	100%	$375,251	100%

Major vendor

For the years ended December 31, 2020 and 2019, the Company’s purchase from one major vendor was:

	Years Ended December 31,
	2020		2019
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$97,095	100%	$265,577	100%

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party. The note bears interest of 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The note matured on September 1, 2018. The Company recognized a discount on the note of $38,857 at the agreement date. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note is paid in full.

On September 1, 2018, the Convertible Note Agreement was extended to September 1, 2019 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

On September 1, 2019, the convertible note agreement was extended to September 1, 2020 with no additional consideration. The Company recognized a discount on the note of $54,400 at the amended agreement date. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature was characterized as a beneficial conversion feature (“BCF”). A BCF was recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt was recorded net of the discount related to the BCF and the Company amortized the discount to interest expense over the life of the debt using the effective interest method.

On September 1, 2020, the convertible note agreement was extended to September 1, 2022 with no additional consideration and no discount on the note.

The Company recognized interest expense related to the convertible note of $60,267 and $68,800, respectively, for the years ended December 31, 2020 and 2019, respectively. The unamortized debt discount as of December 31, 2020 and 2019 were $0 and $36,267, respectively. As of December 31, 2020, and 2019, net balances of the convertible note amounted to $200,000 and $163,733, respectively.

NOTE 9 – LEASE

The Company has an operating lease for its office space from a third party in the United States. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contract provided the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease. Leases is classified as operating at inception of the lease. Operating leases resulted in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities were recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases did not provide an explicit or implicit rate of return, the Company determined incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease was the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 7.33%. Lease expense for the lease was recognized on a straight-line basis over the lease term. The lease did not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less were not recorded on the balance sheet and lease expense was recognized on a straight-line basis over the lease term. The lease expired on August 31, 2020.

The Company signed a new lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It calls for a monthly rent of RMB40,000 (approximately $5,800). The lease is for one year and subject to renewal. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term as of December 31, 2020 was 5 months and is subject to the priority of signing a new lease agreement within a 60-day written notice before the current lease agreement is due. The Company currently has no finance leases.

The components of lease expense consist of the following:

		Years Ended December 31,
	Classification	2020	2019
Operating lease cost	Selling, General & Administrative expenses	$46,329	$8,625

Net lease cost		$46,329	$8,625

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$98,653	$5,588

Total leased assets		$98,653	$5,588
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$70,534	$5,838

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	12,756	-

Total lease liabilities		$83,290	$5,838

Weighted average remaining lease term
Operating leases		1.42	0.67

Weighted average discount rate
Operating leases		5.25-7.33%	7.33%

Cash flow information related to leases consists of the following:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,027	$8,241
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	139,275	7,866

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of December 31, 2020 was as follows:

Ending December 31,	Operating Leases
2021	$73,533
2022	12,256
Total lease payments	85,789
Less: Interest	(2,499)
Present value of lease liabilities	$83,290

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

On January 4, 2019, the Company issued 110,000 shares of common stock with a fair value of $462,000 for consulting service. During the year ended, the Company incurred non-cash stock compensation expense for this consulting fee of $462,000. No common stock was issued in 2020.

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

The following table reconciles the Company’s statutory tax rates to effective tax rates for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
US statutory rate	21%	21%
Tax rate difference	-%	(1)%
PRC tax discount	6%	4%
Loss not subject to income tax	(29)%	(25)%
Effective tax rate	(2)%	(1)%

The Company’s income tax expense is mainly contributed by its subsidiary in PRC.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2020 and 2019, no GILTI tax obligation existed and the GILTI tax expense was $nil.

Provision (benefit) for income tax for the year ended December 31, 2020 consisted of:

Year ended December 31, 2020	Federal	State	Foreign	Total
Current	$-	$800	$2,529	$3,329
Deferred	-	-	-	-
Total	$-	$800	$2,529	$3,329

Provision (benefit) for income tax for the year ended December 31, 2019 consisted of:

Year ended December 31, 2019	Federal	State	Foreign	Total
Current	$-	$800	$5,247	$6,047
Deferred	-	-	-	-
Total	$-	$800	$5,247	$6,047

Net deferred tax assets consist of the following components as of:

	December 31,
	2020	2019
Deferred tax asset:
Net operating loss carry forwards	$159,635	$269,052
Valuation allowance	(159,635)	(269,052)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $440,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2015 and 2016 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 12 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the year ended December 31, 2020 and 2019 were as follows:

	For the Years ended December 31,
Geographic Areas	2020	2019
Revenue
PRC	238,587	375,251
USA	-	-
Total Revenue	$238,587	$375,251

Income (Loss) from Operations
PRC	$5,877	$142,035)
USA	(102,947)	(576,234)
Total Income (Loss) from operations	$(97,070)	$(434,199)

Net Income (Loss)
PRC	$7,582	$136,967)
USA	(173,432)	(654,159)
Total Net Income (Loss)	$(165,850)	$(517,192)

The geographical distribution of the Company’s financial information as of December 31, 2020 and 2019 were as follows:

	December 31,
Geographic Areas	2020	2019
Reportable Assets
PRC	170,916	167,774
USA	47,384	35,672
Elimination Adjustment	(25,757)	(25,757)
Total Reportable Assets	$192,543	$177,689

NOTE 13 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2020.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2020 due to the fact that there were two material weaknesses in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Name	Age	Position

Juanzi Cui	50	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 50, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

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

The percentages below are calculated based on 35,540,000 shares of our common stock issued and outstanding as of April 15, 2021. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 385 S. Lemon Avenue #E 301, Walnut, CA 91789.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2020 and 2019, the Company’s sole officer loaned the Company $54,417 and $54,966, respectively. As of December 31, 2020 and 2019, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $340,286 and $285,869, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$24,500	$22,000
Audit Related Fees	$0	$0
Tax Fees	$3,500	$3,500
All Other Fees	$0	$0

As of December 31, 2020, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

MAKINGORG, INC.

Dated: April 15, 2021	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 15, 2021	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

