Form 10-Q
period 2021-03-31
MAKINGORG, INC.
filed 2021-05-17
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 15, 2021
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,343	$30,700
Accounts receivable – related party	30,854	48,934
Due from related party	12,209	12,256
Advances to suppliers	22,602	2,000
Total Current Assets	88,008	93,890

Right-of-use assets - operating lease	83,056	98,653

Total Assets	$171,064	$192,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$110,000	$104,000
Accrued liabilities	1,422	4,747
Lease liabilities - operating lease	83,056	70,534
Due to related party	357,742	340,286
Total Current Liabilities	552,220	519,567

Long-Term Liabilities
Convertible note payable, noncurrent	200,000	200,000
Lease liabilities - operating lease, noncurrent	-	12,756
Total Long-Term Liabilities	200,000	212,756

TOTAL LIABILITIES	$752,220	$732,323

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of March 31, 2021 and December \31, 2020	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	2,355	2,491
Accumulated deficit	(1,202,933)	(1,161,693)
Total Stockholders’ Deficit	(581,156)	(539,780)

Total Liabilities and Stockholders’ Deficit	$171,064	$192,543

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2021	2020

Net Sales-Related Party	$12,405	$120,747
Cost of Sales	7,565	64,242
Gross Profit	4,840	56,505

OPERATING EXPENSES
Selling, general and administrative	22,624	8,968
Professional fees	17,456	10,300
TOTAL OPERATING EXPENSES	40,080	19,268

(LOSS) INCOME FROM OPERATIONS	(35,240)	37,237

OTHER INCOME (EXPENSE)
Interest income	-	112
Interest expense	(6,000)	(19,600)
Loss on inventory write-down	-	(2,207)
TOTAL OTHER EXPENSE	(6,000)	(21,695)

(LOSS) INCOME BEFORE INCOME TAX	(41,240)	15,542

Income tax	-	2,501

NET (LOSS) INCOME	$(41,240)	$13,041

OTHER COMPREHENSIVE ITEM:
Foreign currency translation loss	(136)	(2,823)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(41,376)	$10,218

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$0.000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2020	35,540,000	$35,540	$583,882	$(2,491)	$(1,161,693)	$(539,780)

Foreign currency translation loss	-	-	-	(136)	-	(136)

Net loss	-	-	-	-	(41,240)	(41,240)

Balance, March 31, 2021	35,540,000	$35,540	$583,882	$2,355	$(1,202,933)	$(581,156)

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2019	35,430,000	$35,430	$583,882	$(2,882)	$(995,843)	$(379,303)

Foreign currency translation loss	-	-	-	(2,823)	-	(2,823)

Net income	-	-	-	-	13,041	13,041

Balance, March 31, 2020	35,540,000	$35,540	$583,882	$(5,705)	$(982,802)	$(369,085)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(41,240)	$13,041
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	-	2,207
Amortization of debt discount	-	13,600
Amortization of Right-of-use assets	15,468	(94)
Changes in assets and liabilities:
Accounts receivable	18,084	-
Inventories	-	34,049
Advances to suppliers	(20,822)	22,432
Interest payable	6,000	6,000
Accrued liabilities	(3,344)	(964)
Customer deposit - related party	-	(6,664)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,854)	83,607

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	17,456	10,882
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,456	10,882

EFFECT OF EXCHANGE RATE CHANGES ON CASH	41	(2,684)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,357)	91,805
Cash and cash equivalents, beginning of period	30,700	94,211
Cash and cash equivalents, end of period	$22,343	$186,016

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$2,501

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

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between USA and PRC. Even though the operations in the PRC segment fully resumed by the end of March 31, 2021, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

The Company had a net loss of $41,240 and $165,850 for the three months ended March 31, 2021 and the years ended December 31, 2020, respectively. In addition, the Company had an accumulated deficit of $1,202,933 and $1,161,693 as of March 31, 2021 and December 31, 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through issuance of additional common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. In light of management’s efforts, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable to continue as a going concern.

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

Revenue Recognition

The Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method on January 1, 2018. In general, the Company’s performance obligation is to transfer it products to its end user or distributor. Revenues from product sales are recognized when the customer obtains control of the Company’s finished goods product, which occurs at a point in time, typically upon delivery to the customer.

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

Shipping and handling costs paid by the Company are included in cost of sales

Recently Issued Accounting Pronouncement Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share (“EPS”) guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company does not expect this pronouncement to have a material impact on its condensed unaudited consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim period within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. The Company does not expect this pronouncement to have a material impact on its condensed unaudited consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-12). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The Company expects to delay adoption until January 1, 2023 and is evaluating the impact that the adoption of ASU 2016-13 will have on its condensed unaudited consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 4 – ADVANCES TO SUPPLIER

Advances to supplier include primarily deposit for packaging materials. As of March 31, 2021 and December 31, 2020, advances to supplier were $22,602 and $2,000, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from Related Party

The Company lent RMB 80,000 (approximately $12,209) to the Entity A, a related party whose shareholder is a board member of CBKB, who is also the landlord of the office the Company leased in China. The loan has a term of six months and matured on March 31, 2021, with a monthly interest rate of 1%. According to the loan agreement, the loan principal could be applied to the monthly lease payment for two months (RMB 40,000 per month). The related party was not able to pay back the loan on March 31, 2021 and loan to related party were amounted to $12,209 and $12,256 as of March 31, 2021 and December 31, 2020, respectively.

Since the loan was in default by the Entity A, the Company decided to withhold April and May 2021 lease payments to offset with the loan principal due. The Entity A paid all the interests of RMB 4,800 back on April 1, 2021.

Due to Related Party

During the three months ended March 31, 2021 and 2020, the Company’s sole officer loaned the Company $17,456 and $10,882, respectively. As of March 31, 2021 and December 31, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $357,742 and $340,286, respectively.

Sales to Related Party

During the three months ended March 31, 2021 and 2020, the net sales to Entity A were $12,405 and $120,747, accounted for 100% of the sales the Company generated, respectively. The accounts receivable due from Entity A were $30,854 and $48,934 as of March 31, 2021 and December 31, 2020, which accounted 100% of the accounts receivable of the Company, respectively.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with Entity A for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,800) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to renew the lease. The Company tend to keep leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Refer to Note 8 – Lease for details.

NOTE 6 – BUSINES CONCENTRATION AND RISKS

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of March 31, 2021 and December 31, 2020, $22,343 and $30,700 of the Company’s cash and cash equivalents were insured, respectively.

With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts. No uncollectible accounts receivable in the past years.

Major customer

For the three months ended March 31, 2021 and 2020, the net sales to Entity A – the only customer, were $12,405 and $120,747, accounted 100% of the sales the Company generated, respectively. The accounts receivable due from Entity A were $30,854 and $48,934 as of March 31, 2021 and December 31, 2020, which accounted 100% of the accounts receivable of the Company, respectively.

Major vendor

For the three months ended March 31, 2021 and 2020, the Company’s purchased from one vendor were $20,822 and $29,700, which accounted 100% of total purchase of the Company, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a Convertible Note Agreement in the principal amount of $200,000 with an unrelated party for two years. The note bears interest at 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note is paid in full.

On September 1, 2018 and 2019, the Company entered into two Amended and Restated 12% Convertible Promissory Note for one year with no consideration. The Company recognized a discount on the note of $40,000 and $54,000 at the amended agreement dates, respectively. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

On September 1, 2020, the convertible note agreement was extended to September 1, 2022 with no additional consideration and no discount on the note.

The Company recognized interest expense related to the convertible note of $6,000 and $19,600 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

NOTE 8 – LEASE

The Company adopted ASC 842 on January 1, 2019. The Company entered into an operating lease for its China office with Entity A with monthly rent of RMB40,000 (approximately $5,800). The lease is for one year and the Company has the priority to renew it. The Company intended to renew the lease. Leases is classified as operating at the inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term as of March 31, 2021 was 14 months including the renewal term. The Company currently has no finance leases.

The components of lease expense consist of the following:

		Three Month Ended March 31,
	Classification	2021	2020
Operating lease cost	S, G&A expense	$17,627	$2,156

Net lease cost		$17,627	$2,156

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2021	December 31, 2020
Assets

Operating lease ROU assets	Right-of-use assets	$83,056	$98,653

Total leased assets		$83,056	$98,653
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$83,056	$70,534

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	12,756

Total lease liabilities		$83,056	$83,290

Weighted average remaining lease term
Operating leases		1.17	1.42

Weighted average discount rate
Operating leases		5.253%	5.25-7.33%

Cash flow information related to leases consists of the following:

	Three Month Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$2,156
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,336	2,062

Future minimum lease payment under non-cancellable lease as of March 31, 2021 are as follows:

Ending December 31,	Operating Leases
2021	$54,939
2022	30,521
Total lease payments	85,460
Less: Interest	(2,404)
Present value of lease liabilities	$83,056

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2021 and 2020, no GILTI tax obligation existed and the GILTI tax expense was $0.

Provision (benefit) for income tax for the three months ended March 31, 2021 and 2020 were $0 and $2,501, respectively. :

Net deferred tax assets consist of the following components as of:

	March 31, 2021	December 31, 2020
Deferred tax asset:
Net operating loss carry forwards	$110,532	$159,635
Valuation allowance	(110,532)	(159,635)
Net deferred tax asset	$-	$-

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

NOTE 10 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of March 31, 2021 and December 31, 2020, the subsidiary had amounts of $239,309 and$260,246, respectively, in total assets, excluding inter-company balances, and it generated $12,405 and $120,747 for the three months ended March 31, 2021 and 2020, respectively, in revenue. There was no revenue generated from inter-company transactions.

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

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company’s Form 10-K filed on April 15, 2021. Results for interim periods may not be indicative of results for the full year.

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

Results of Operations

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change	Percent
Net Sales	$12,405	$120,747	$(108,342)	(90)%
Cost of Sales	7,565	64,242	(56,677)	(88)%
Gross Profit	4,840	56,505	(51,665)	(91)%

Operating expenses:
Selling, general and administrative	22,624	8,968	13,656	152%
Professional fees	17,456	10,300	7,156	69%

Total operating expenses	40,080	19,268	20,812	108%

Other income (expenses):
Interest income	-	112	(112)	(100)%
Interest expense	(6,000)	(19,600)	13,600	(69)%
Loss on inventory write-down	-	(2,207)	2,207	(100)%
Total other income (expenses)	(6,000)	(21,695)	15,695	(72)%

Income (Loss) before income taxes	(41,240)	15,542	(56,782)	(365)%
Income tax expense	-	2,501	(2,501)	(100)%

Net income (loss)	$(41,240)	$13,041	$(54,281)	(416)%

Net sales, cost of sales and gross profit

The Company unaudited condensed consolidated net sales for the three months ended March 31, 2021 and 2020 were $12,405 and $120,747, respectively. The cost of sales for the three months ended March 31, 2021 and 2020 was $7,565 and $64,242, respectively, resulting in gross profit of $4,840 and $56,505 for the three months ended March 31, 2021 and 2020, respectively. The net sales decrease was due to the decrease of related party sales in PRC.

Total operating expenses

For the three months ended March 31, 2021, total operating expenses were $40,080, which mainly consisted of professional fee of $17,456, rent expense of $17,627 and other expenses of $4,997. For the three months ended March 31, 2020, total operating expenses were $19,268, which consisted of professional fees of $10,300, rent expenses of $2,156 and China office expense of $6,607. Total operating expenses increased $20,812, or 108%, primarily as a result of the increase in the rent and professional fees for the three months ended March 31, 2021 compared with the three months ended March 31, 2020.

Total other income (expense)

For the three months ended March 31, 2021, total other expenses were $6,000. For the three months ended March 31, 2020, total other expenses were $21,695, which consisted of interest expense of $19,600, interest income of $112, and loss on inventory write-down of $2,207. Total other expense decreased $15,695, or 72%, primarily due to the decrease in interest expense for beneficial conversion feature, and the decrease of $2,207 in loss on inventory write-down.

Net income (loss)

For the three months ended March 31, 2021, net loss was $41,240, a net decrease of $56,782, or 365% compared with the net income of $13,041 for the three months ended March 31, 2020. The decrease was mainly due to the reasons stated above.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash and cash equivalents and total assets of $22,343 and $171,064, respectively, compared to the cash and cash equivalent and total assets of $186,016 and $208,513, respectively as of December 31, 2020. As of March 31, 2021, the Company had total liabilities of $752,220, of which $357, 742 was due to related party and $200,000 was convertible note payable. As of December 31, 2020, total liabilities were $732,323, of which $200,000 was convertible note payable and $340,286 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of March 31, 2021, and December 31, 2020, the Company had negative working capital amount of $464,212 and $425,677, respectively.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2021, net cash flows used in operating activities $25,854 resulted from increases of $15,468 in amortization of debt discount, $18,084 in accounts receivable and $6,000 in interest expense, and decreases of $20,822 in prepaid expenses and $3,344 in accrued liabilities. For the three months ended March 31, 2020, net cash flows provided by operating activities was $83,607 resulting from a net income of $13,041, an decrease in inventories of $34,049, an decrease in prepaid expenses and other current assets of $22,432, an increase in interest payable of $6,000, a decrease in accrued liabilities of $964, a decrease in customer deposit – related party of $6,664, loss on inventory write-down of $2,207, amortization of debt discount of $13,600 and amortization of right-of use assets of $94. The net decrease of cash flows of $109,461 in operating activities was mainly due to the decrease of net sales, decrease of advances to supplier and the decrease of customer deposit, net of decrease in inventory for the three months ended March 31, 2021 compared with that of the same period in 2020.

Cash Flows from Investing Activities

For the three months ended March 31, 2021 and 2020, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

The Company financed our operations primarily from the advances from the Company’s sole officer and director. For the three months ended March 31, 2021, cash flows provided by advances from the Company’s sole officer and director of $17,456, a net increase of $6,574 or 60% compared with $10,882 for the three months ended March 31, 2020

Going Concern Consideration

As of March 31, 2021, the Company had an accumulated deficit of $1,202,933 and its current liabilities exceed its current assets resulting in negative working capital of $464,212. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $6,000 and $19,600 respectively, for the three months ended March 31, 2021 and 2020. As of March 31, 2021, and December 31, 2020, net balance of the convertible note were $200,000 and $200,000, respectively.

Operating Lease

The Company has operating leases for its office in China. Rental expenses for the three months ended March 31, 2021 and 2020 were $25,624 and $2,156, respectively. As of March 31, 2021, the remaining lease term was 14 months. Total future minimum annual lease payments under operating lease was as follows:

Ending December 31,	Operating Leases
2021	$54,939
2022	30,521
Total lease payments	85,460
Less: Interest	(2,404)
Present value of lease liabilities	$83,056

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MakingORG, Inc.

Dated: May 17, 2021	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

