Form 10-Q
period 2021-06-30
MAKINGORG, INC.
filed 2021-08-16
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 10, 2021
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,918	$30,700
Accounts receivable – related party	27,041	48,934
Inventories	19,232	-
Due from related party	-	12,256
Advances to vendor and others	17,272	2,000
Total Current Assets	84,463	93,890

Right-of-use assets - operating leases	66,361	98,653

Total Assets	$150,824	$192,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$116,000	$104,000
Accrued liabilities	1,534	4,747
Lease liabilities - operating leases	66,361	70,534
Related party loan	393,618	340,286
Total Current Liabilities	577,513	519,567

Long-Term Liabilities
Convertible note payable	200,000	200,000
Lease liabilities - operating leases, noncurrent	-	12,756
Total Long-Term Liabilities	200,000	212,756

Total Liabilities	777,513	732,323

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	3,076	2,491
Accumulated deficit	(1,249,187)	(1,161,693)
Total Stockholders’ Deficit	(626,689)	(539,780)

Total Liabilities and Stockholders’ Deficit	$150,824	$192,543

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net Sales-Related Party	$59,439	$10,780	$71,844	$131,527
Cost of Sales	39,626	7,734	47,191	71,976
Gross Profit	19,813	3,046	24,653	59,551

OPERATING EXPENSES
Selling, general and administrative	25,092	15,429	47,716	24,397
Professional fees	34,176	25,649	51,632	35,949
TOTAL OPERATING EXPENSES	59,268	41,078	99,348	60,346

LOSS FROM OPERATIONS	(39,455)	(38,032)	(74,695)	(795)

OTHER INCOME (EXPENSE)
Interest income	1	115	1	227
Interest expense	(6,000)	(19,600)	(12,000)	(39,200)
Loss on inventory write-down	-	(2,404)	-	(4,611)
TOTAL OTHER EXPENSE	(5,999)	(21,889)	(11,999)	(43,583)

LOSS BEFORE INCOME TAX	(45,454)	(59,921)	(86,694)	(44,378)

Income tax	800	780	800	3,282

NET LOSS	$(46,254)	$(60,701)	$(87,494)	$(47,660)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income (loss)	721	699	585	(2,124)

TOTAL COMPREHENSIVE LOSS	$(45,533)	$(60,002)	$(86,909)	$(49,784)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$(0.002)	$(0.002)	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Deficit
Balance, December 31, 2019	35,540,000	$35,540	$583,882	$(2,882)	$(995,843)	$(379,303)

Foreign currency translation loss	-	-	-	(2,124)	-	(2,124)

Net loss	-	-	-	-	(47,660)	(47,660)

Balance, June 30, 2020	35,540,000	$35,540	$583,882	$(5,006)	$(1,043,503)	$(429,087)

Balance, December 31, 2020	35,540,000	$35,540	$583,882	$2,491	$(1,161,693)	$(539,780)

Foreign currency translation income	-	-	-	585	-	585

Net loss	-	-	-	-	(87,494)	(87,494)

Balance, June 30, 2021	35,540,000	$35,540	$583,882	$3,076	$(1,249,187)	$(626,689)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(87,494)	$(47,660)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on inventories write-down	-	4,612
Amortization of debt discount	-	27,200
Amortization of Right-of-use assets	33,003	-
Changes in assets and liabilities:
Accounts receivable – related party	16,078	-
Inventories	(19,271)	33,794
Advances to vendor and others	(15,302)	13,303
Interest payable	12,000	12,000
Lease Liabilities	1,033	(15,250)
Accrued liabilities	(3,252)	(1,487)
Customer deposit – related party	-	(6,614)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(63,205)	19,898

CASH FLOWS FROM FINANCING ACTIVITIES
New loan from related party	53,332	18,656
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	53,332	18,656

EFFECT OF EXCHANGE RATE CHANGES	91	(1,498)

NET CHANGES IN CASH AND CASH EQUIVALENTS	(9,782)	37,056
Cash and cash equivalents, beginning of periods	30,700	94,211
Cash and cash equivalents, end of periods	$20,918	$131,267

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$3,282

NON-CASH TRANSACTION:
Due to related party for expenses paid on behalf of the Company	$12,361	$-

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

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between USA and PRC. Even though the operations in the PRC segment fully resumed by the end of June 30, 2021, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

The Company had a net loss of $87,494 and $165,850 for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. In addition, the Company had an accumulated deficit of $1,249,187 and $1,161,693 as of June 30, 2021 and December 31, 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendor and others includes primarily deposit for packaging materials. As of June 30, 2021 and December 31, 2020, advances to vendor and others were $17,272 and $2,000, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from Related Party

The Company loaned RMB 80,000 (approximately $12,256) to the Entity A, a related party whose shareholder is a board member of CBKB, who is also the landlord of the office the Company leased in China. The loan has a term of six months and matured on March 31, 2021, with a monthly interest rate of 1%. According to the loan agreement, the loan principal could be applied to the monthly lease payment for two months (RMB 40,000 per month). The Entity A was not able to pay back the loan on the loan maturity date, agreed to waive April and May 2021 lease payments to settle the loan principal in accordance with the loan agreement. The Entity A paid all the outstanding loan interests of RMB 4,800 back on April 1, 2021.

During the six months ended June 30, 2021 and 2020, the Company’s loan to related party were $0 and $12,256, respectively.

Loan from Related Party

During the six months ended June 30, 2021 and 2020, the Company borrowed additional loan from the sole officer in the amounts of 53,332 and $18,656, respectively. As of June 30, 2021 and December 31, 2020, the Company obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $393,618 and $340,286, respectively.

Sales to Related Party

During the six months ended June 30, 2021 and 2020, the net sales to Entity A were $71,844 and $131,527, accounted for 100% of the sales the Company generated, respectively. The accounts receivable as of June 30, 2021 and December 31, 2020 were $27,041 and $48,934, which accounted for 100% of the accounts receivable of the Company, respectively.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with Entity A in Chongqing, China for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,800) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to renew the lease. The Company tend to keep leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Refer to Note 8 – Lease for details.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of June 30, 2021 and December 31, 2020, $20,918 and $30,700 of the Company’s cash and cash equivalents, were insured, respectively.

With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts. No uncollectible accounts receivable in the past years.

Major customer

For the six months ended June 30, 2021 and 2020, the net sales to Entity A – the only customer, were $71,844 and $131,527, accounted 100% of the sales the Company generated, respectively. Accounts receivable due from Entity A were $27,041 and $48,934 as of June 30, 2021 and December 31, 2020, which accounted 100% of the accounts receivable of the Company, respectively.

Major vendor

For the six months ended June 30, 2021 and 2020, the Company’s purchase from one vendor were $53,490 and $32,314, which accounted 100% of total purchase of the Company, respectively.

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

The Company recognized interest expense related to the convertible note of $6,000 and $19,600 for the three months ended June 30, 2021 and 2020, respectively. The Company recognized interest expense related to the convertible note of $12,000 and $39,200, respectively, for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

NOTE 8 – LEASE

The Company adopted ASC 842 on January 1, 2019. The Company entered into an operating lease for its China office with Entity A with monthly rent of RMB40,000 (approximately $5,800). The lease is for one year and the Company has the priority to renew it. The Company intended to renew the lease. Leases is classified as operating at the inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term as of June 30, 2021 was 11 months including the renewal term. The Company currently has no finance lease.

The components of lease expense consist of the following:

		Six Month Ended June 30,
	Classification	2021	2020
Operating lease cost	S, G&A expense	$35,316	$10,000

Net lease cost		$35,316	$10,000

Balance sheet information related to leases consists of the following:

Assets	Classification	June 30, 2021	December 31, 2020

Operating lease ROU assets	Right-of-use assets	$66,361	$98,653

Total lease assets		$66,361	$98,653
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$66,361	$70,534

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	12,756

Total lease liabilities		$66,361	$83,290

Weighted average remaining lease term
Operating leases		0.92	1.42

Weighted average discount rate
Operating leases		5.25%	5.25-7.33%

Cash flow information related to leases consists of the following:

	Six Month Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases *	$-	$24,738
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	34,961	9,524

•

The company and Entity A mutually agreed to deduct the June 2021 lease payment from the outstanding account receivable due from Entity A on June 1, 2021. April and May 2021 lease payments were mutually agreed to settled with RMB80,000 loan principal due on March 31, 2021.

Future minimum lease payment under non-cancellable lease as of June 30, 2021 are as follows:

Ending June 30,	Operating Leases
2021	$37,007
2022	30,839
Total lease payments	67,846
Less: Interest	(1,485)
Present value of lease liabilities	$66,361

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2021 the Company had 35,540,000 shares of common stock issued and outstanding.

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

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21.0% to the net loss before provision for income taxes. HKFW in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits. CBNB in the PRC is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25.0% on income reported in the statutory financial statements after appropriated adjustments. PRC also give tax discount to small enterprise whose annual taxable income exceeding 1 million but not exceeding 3 million.

The Company’s income tax expense is mainly contributed by its subsidiary in PRC.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the six months ended June 30, 2021 and 2020, no GILTI tax obligation existed, and the GILTI tax expense was $0.

Provision (benefit) for income tax for the six months ended June 30, 2021 consisted of:

Six months ended June 30, 2021	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Provision (benefit) for income tax for the six months ended June 30, 2020 consisted of:

Six months ended June 30, 2020	Federal	State	Foreign	Total
Current	$-	$800	$2,482	$3,282
Deferred	-	-	-	-
Total	$-	$800	$2,482	$3,282

Net deferred tax assets consist of the following components as of:

	June 30, 2021	December 31, 2020
Deferred tax asset:
Net operating loss carry forwards	$128,914	$159,635
Valuation allowance	(128,914)	(159,635)
Net deferred tax asset	$-	$-

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

NOTE 12 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of June 30, 2021 and December 31, 2020, the subsidiary had amounts of $129,278 and $107,916, respectively, in total assets, excluding inter-company balances, and it generated $71,844 and $131,527 for the six months ended June 30, 2021 and 2020, respectively, in revenue. There was no revenue generated from inter-company transactions.

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

As most of the businesses, our operations are affected by the ongoing COVID-19 pandemic. The ultimate disruption that may result from the virus is uncertain, but it may result in a material adverse impact on our financial position, operations and cash flows.

Results of Operations

For the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change	Percent
Net Sales	$59,439	$10,780	$48,659	451%
Cost of Sales	39,626	7,734	31,892	412%
Gross Profit	19,813	3,046	16,767	550%

Operating expenses:
Selling, general and administrative	25,092	15,429	9,663	63%
Professional fees	34,176	25,649	8,527	33%
Total operating expenses	59,268	41,078	18,190	44%

Loss from operations	(39,455)	(38,032)	(1,423)	4%

Other income (expenses):
Interest income	1	115	(114)	-99%
Interest expense	(6,000)	(19,600)	13,600	-69%
Loss on inventory write-down	-	(2404)	2,404	-100%
Total other income (expenses)	(5,999)	(21,889)	15,890	-73%

Loss before income taxes	(45,454)	(59,921)	14,467	-24%
Income tax expense	800	780	20	3%

Net loss	$(46,254)	$(60,701)	$14,447	-24%

Net sales

The Company consolidated net sales for the three months ended June 30, 2021 and 2020 was $59,439 and $10,780, respectively. The cost of sales for the three months ended June 30, 2021 and 2020 was $39,626 and $7,734, respectively, resulting in a gross profit of $19,813 and $3,046 for the three months ended June 30, 2021 and 2021, respectively. Revenue increase was due to the increase in related party sales in PRC when COVID-19 was less serious in the three months ended June 30, 2021 compared with the same period in 2020. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the three months ended June 30, 2021, total operating expenses were $59,268, which consisted of professional fees of $34,176, China salary and China office and other expenses of $5,400 and rent expenses of $19,692. During the three months ended June 30, 2020, total operating expenses were $41,078, which mainly consisted of professional fees of $25,649, and China expense of $15,429. Total operating expenses increased $18,191, or 44%, primarily as a result of the increase in professional fees and rent in China for the three months ended June 30, 2021 compared with the three months ended June 30, 2020.

Total other income (expenses)

During the three months ended June 30, 2021, the Company had total other expenses of $5,999, which consists primarily of interest expense of $6,000. During the three months ended June 30, 2020, the Company total other expenses were $21,889, which consisted of interest income of $115, interest expense of $19,600 and loss on inventory write-down of $2,404.

Net loss

For the three months ended June 30, 2021, the Company had a net loss of $46,254, compared with a net loss of $60,701 for the three months ended June 30, 2020. The decrease in net loss was predominantly due to the reasons stated above.

For the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change	Percent
Net Sales	$71,844	$131,527	$(59,683)	-45%
Cost of Sales	47,191	71,976	(24,785)	-34%
Gross Profit	24,653	59,551	(34,898)	-59%

Operating expenses:
Selling, general and administrative	47,716	24,397	23,319	96%
Professional fees	51,632	35,949	15,683	44%
Total operating expenses	99,348	60,346	39,002	65%

Loss from operations	(74,695)	(795)	(73,900)	9,296%

Other income (expenses):
Interest income	1	227	(226)	-100%
Interest expense	(12,000)	(39,200)	27,200	-69%
Loss on inventory write-down	-	(4,611)	4,611	-100%
Total other income (expenses)	(11,999)	(43,583)	31,584	-72%

Loss before income taxes	(86,694)	(44,378)	(42,316)	95%
Income tax expense	800	3,282	(2,482)	-76%

Net loss	$(87,494)	$(47,660)	$(39,834)	84%

Net sales

The Company’s consolidated net sales for the six months ended June 30, 2021 and 2020 was $71,844 and $131,527, respectively. The cost of sales for the six months ended June 30, 2021 and 2020 was $47,191 and $71,976, respectively, resulting in a gross profit of $24,653 and $59,551 for the six months ended June 30, 2021 and 2020, respectively. Revenue decreased due to decrease in related party sales in PRC. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

During the six months ended June 30, 2021, total operating expenses were $99,348, which consisted of professional fees of $51,632, China salary and China office expense of $11,952 and rent expenses of $35,316, and expenses of $448 in U.S. During the six months ended June 30, 2020, total operating expenses were $60,346, which consisted of professional fees of $35,949, China salary and China office expenses of $11,004, rent expenses of $7,648 and $5,745 expenses in U.S. Total operating expenses increased $39,002, or 65%, primarily as a result of the increase in professional fees, China salary and rent expenses for the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

Total other income (expenses)

During the six months ended June 30, 2021, the Company had other expense of $11,999, which consists of interest income of $1 and interest expenses of $12,000.  During the six months ended June 30, 2020, the Company had other expense of $43,583, which consists of interest income of $227, interest expenses of 39,200 and loss on inventory write-down of $4,611. The decrease of $31,584 or 72% in other income (expenses) is caused primarily by the decrease of interest expense for the six months ended June 30, 2021 compared to the same period in 2020.

Net loss

During the six months ended June 30, 2021, the Company had a net loss of $87,494, an increase of $39,834 or 84% as compared with a net loss of $47,660 for the six months ended June 30, 2020. The increase in net loss was predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash and cash equivalents and total assets of $20,918 and $150,824, respectively. As of said date, the Company has total liabilities of $777,513, of which $200,000 is due to convertible note payable and $393,618 is due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of June 30, 2021, and December 31, 2020, the Company had working capital amount of $(493,050) and $(425,677), respectively.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2021, net cash flows provided in operating activities was $63,206 resulting from a net loss of $87,494, a decrease in inventories of $19,271, a decrease in advances to vendor and others of $15,302, a decrease in accrued liabilities of $3,252, an increase of interest payable of $12,000, amortization of right-of use assets of $33,003. For the six months ended June 30, 2020, net cash flows provided in operating activities was $19,898 resulting from a net loss of $47,660, an increase caused by inventories of $33,794, an increase caused by prepaid expenses and other current assets of $13,303, a decrease caused by accrued liabilities of $1,487, an increase caused by loss on inventory write-down of $4,612, increase of interest payable of $12,000, a decrease caused by net lease liability of $15,250, increase caused by amortization of debt discount of $27,200, and decrease caused by return of customer deposit of $6,614.

Cash Flows from Investing Activities

For the six months ended June 30, 2021 and 2020, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2021 and 2020, loans from the Company’s sole officer and director provided $53,332 and $18,656, respectively.

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

The Company had net loss of $87,494 and $47,660 for the six months ended June 30, 2021 and 2020, respectively. In addition, the Company had an accumulated deficit of $1,249,187 and generated negative cash flow from operating activities as of and for the six months ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $12,000 and $39,200, respectively, for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, net balance of the convertible note amounted to $200,000.

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

Based on that evaluation, as of June 30, 2021, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: August 16, 2021	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

