Form 10-Q
period 2021-09-30
MAKINGORG, INC.
filed 2021-11-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $.001 par vale	CQCQ	N/A

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2021
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$82,927	$30,700
Accounts receivable – related party	-	48,934
Inventories	87,102	-
Due from related party	-	12,256
Advances to vendor and others	103,593	2,000
Total Current Assets	273,622	93,890

Right-of-use assets - operating leases	48,861	98,653

Total Assets	$322,483	$192,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$122,000	$104,000
Accrued liabilities	24,651	4,747
Customer deposit – Related Party	90,116	-
Lease liabilities - operating leases	48,861	70,534
Related party loan	393,618	340,286
Total Current Liabilities	679,246	519,567

Long-Term Liabilities
Convertible note payable	200,000	200,000
Lease liabilities - operating leases, noncurrent	-	12,756
Total Long-Term Liabilities	200,000	212,756

Total Liabilities	879,246	732,323

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001;150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	3,784	2,491
Accumulated deficit	(1,179,969)	(1,161,693)
Total Stockholders’ Deficit	(556,763)	(539,780)

Total Liabilities and Stockholders’ Deficit	$322,483	$192,543

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net Sales-Related Party	$362,444	$29,532	$434,288	$161,059
Cost of Sales	238,890	19,428	286,081	91,404
Gross Profit	123,554	10,104	148,207	69,655

OPERATING EXPENSES
Selling, general and administrative	29,222	26,145	76,938	50,541
Professional fees	20,556	28,237	72,188	64,186
TOTAL OPERATING EXPENSES	49,778	54,382	149,126	114,727

INCOME (LOSS) FROM OPERATIONS	73,776	(44,278)	(919)	(45,072)

OTHER INCOME (EXPENSE)
Interest income	-	51	1	278
Interest expense	(6,000)	(15,067)	(18,000)	(54,266)
Other income	2,130	-	2,130
Loss on inventory write-down	-	(2,404)	-	(7,016)
TOTAL OTHER EXPENSE	(3,870)	(17,420)	(15,869)	(61,004)

INCOME (LOSS) BEFORE INCOME TAX	69,906	(61,698)	(16,788)	(106,076)

Income tax	688	13	1,488	3,295

NET INCOME (LOSS)	$69,218	$(61,711)	$(18,276)	$(109,371)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income	708	4,464	1,293	2,340

TOTAL COMPREHENSIVE INCOME (LOSS)	$69,926	$(57,247)	$(16,983)	$(107,031)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.002)	$(0.002)	$(0.001)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Deficit
Balance, December 31, 2019	35,540,000	$35,540	$583,882	$(2,882)	$(995,843)	$(379,303)

Foreign currency translation loss	-	-	-	2,340	-	2,340

Net loss for the nine months ended September 30, 2020	-	-	-	-	(109,371)	(109,371)

Balance, September 30, 2020	35,540,000	$35,540	$583,882	$(542)	$(1,105,214)	$(486,334)

Balance, December 31, 2020	35,540,000	$35,540	$583,882	$2,491	$(1,161,693)	$(539,780)

Foreign currency translation income	-	-	-	1,293	-	1,293

Net loss for the nine months ended September 30, 2021	-	-	-	-	(18,276)	(18,276)

Balance, September 30, 2021	35,540,000	$35,540	$583,882	$3,784	$(1,179,969)	$(556,763)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,276)	$(109,371)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on inventories write-down	-	7,016
Amortization of debt discount	-	36,267
Amortization of Right-of-use assets	50,857	-
Changes in assets and liabilities:
Accounts receivable – related party	43,200	(32,591)
Inventories	(86,805)	18,995
Advances to vendor and others	(101,248)	2,399
Deposit	-	2,000
Interest payable	18,000	18,000
Lease Liabilities	(35,354)	(14,904)
Accrued liabilities	19,843	(5,289)
Customer deposit – related party	108,356	(6,649)
CASH FLOW USED IN IN OPERATING ACTIVITIES	(1,427)	(84,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	-	(11,436)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(11,436)

CASH FLOWS FROM FINANCING ACTIVITIES
New loan from related party	53,332	30,057
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	53,332	30,057

EFFECT OF EXCHANGE RATE CHANGES	322	(311)

Net changes in cash and cash equivalents	52,227	(65,817)
Cash and cash equivalents, beginning of periods	30,700	94,211
Cash and cash equivalents, end of periods	$82,927	$28,394

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$1,488	$4,095

NON-CASH TRANSACTION:
Due to related party for expenses paid on behalf of the Company	$12,367	$-

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

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between USA and PRC. Even though the operations in the PRC segment fully resumed by the end of September 30, 2021, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

The Company had net losses of $18,276 and $109,371 for the nine months ended September 30, 2021 and September 30, 2020, respectively. In addition, the Company had accumulated deficit of $1,179,969 and $1,161,693 as of September 30, 2021 and December 31, 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendor and others includes primarily deposit for packaging materials. As of September 30, 2021 and December 31, 2020, advances to vendor and others were $103,593 and $2,000, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from Related Party

For the nine months ended September 30, 2021 and for the year ended December 31, 2020, the Company’s loan to related party were $nil and $12,256, respectively.

Loan from Related Party

For the nine months ended September 30, 2021 and 2020, the Company borrowed additional loan from the sole officer in the amounts of $53,332 and $30,057, respectively. As of September 30, 2021 and December 31, 2020, the Company obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $393,618 and $340,286, respectively.

Sales to Related Party

For the nine months ended September 30, 2021 and 2020, net sales to Entity A were $434,288 and $161,059, accounted for 100% of the sales the Company generated for the related periods, respectively. The accounts receivable as of September 30, 2021 and December 31, 2020 were $nil and $48,934, which accounted for 100% of the accounts receivable of the Company for the related periods, respectively. As of September 30, 2021, the Company held advance from the customer – related party in the amount of $90,116 for the future sales orders.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with Entity A in Chongqing, China for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $6,100) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to renew the lease. The Company tend to keep leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Refer to Note 8 – Lease for details.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of September 30, 2021 and December 31, 2020, $82,927 and $30,700 of the Company’s cash and cash equivalents, were all insured, respectively.

With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts. No uncollectible accounts receivable in the past years.

Major customer

For the nine months ended September 30, 2021 and 2020, total sales to Entity A – the 100% customer, were $434,288 and $161,059, accounted for 100% of the sales the Company generated, respectively. Accounts receivable due from Entity A were $nil and $48,934 as of September 30, 2021 and December 31, 2020, which accounted for 100% of the accounts receivable of the Company, respectively.

Major vendor

For the nine months ended September 30, 2021 and 2020, the Company purchased $268,772 and $64,549, respectively from its vendor. It accounted for 80.11% of total purchase of the Company.

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

The Company recognized interest expense related to the convertible note of $6,000 and $16,057 for the three months ended September 30, 2021 and 2020, respectively. The Company recognized interest expense related to the convertible note of $18,000 and $54,267, respectively, for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

NOTE 8 – LEASE

The Company adopted ASC 842 on January 1, 2019. The Company entered an operating lease for its China office with Entity A with monthly rent of RMB40,000 (approximately $6,100). The lease was for one year and the Company has the priority to renew it. The Company intended to renew the lease. Leases was classified as operating at the inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term including the renewal term as of September 30, 2021 was 8 months. The Company has no finance lease.

The components of lease expense consist of the following:

		For the Nine Month Ended September 30,
	Classification	2021	2020
Operating lease cost	S, G&A expense	$53,003	$28,621

Net lease cost		$53,003	$28,621

Balance sheet information related to leases consists of the following:

Assets	Classification	September 30, 2021	December 31, 2020

Operating lease ROU assets	Right-of-use assets	$48,861	$98,653

Total lease assets		$48,861	$98,653
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$48,861	$70,534

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	12,756

Total lease liabilities		$48,861	$83,290

Weighted average remaining lease term
Operating leases		0.67	1.42

Weighted average discount rate
Operating leases		5.25%	5.25-7.33%

Cash flow information related to leases consists of the following:

	For the Nine Month Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases *	$-	$46,025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	35,354	27,248

Future minimum lease payment under non-cancellable lease as of September 30, 2021 are as follows:

Ending September 30,	Operating Leases
2021	$18,614
2022	31,024
Total lease payments	49,638
Less: Interest	(777)
Present value of lease liabilities	$48,861

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2021 the Company had 35,540,000 shares of common stock issued and outstanding.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2021 and 2020, no GILTI tax obligation existed, and the GILTI tax expense was $0.

Provision (benefit) for income tax for the nine months ended September 30, 2021 and 2020 consisted of:

Nine months ended September 30, 2021	Federal	State	Foreign	Total
Current	$-	$800	$688	$1,488
Deferred	-	-	-	-
Total	$-	$800	$688	$1,488

Nine months ended September 30, 2020	Federal	State	Foreign	Total
Current	$-	$800	$2,495	$3,295
Deferred	-	-	-	-
Total	$-	$800	$2,495	$3,295

Net deferred tax assets consist of the following components as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021	December 31, 2020
Deferred tax asset:
Net operating loss carry forwards	$198,781	$159,635
Valuation allowance	(198,781)	(159,635)
Net deferred tax asset	$-	$-

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

NOTE 12 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of September 30, 2021 and December 31, 2020, China subsidiary had amounts of $301,977 and $191,096, respectively, in total assets, excluding inter-company balances, and it generated $434,288 and $161,059 for the nine months ended September 30, 2021 and 2020, respectively, in revenue. There was no revenue generated from inter-company transactions.

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

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter potential business opportunities.

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

As most of the businesses, our operations are affected by the ongoing COVID-19 pandemic. The ultimate disruption that may result from the pandemic is uncertain, but it may result in a material adverse impact on our financial positions, operations and cash flows.

Results of Operations

For the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change	Percent
Net Sales	$362,444	$29,532	$332,912	1127%
Cost of Sales	238,890	19,428	219,462	1130%
Gross Profit	123,554	10,104	113,450	1123%

Operating expenses:
Selling, general and administrative	29,222	26,145	3,077	12%
Professional fees	20,556	28,237	(7,681)	(27)%
Total operating expenses	49,778	54,382	(4,604)	(8)%

Gain/(Loss) from operations	73,776	(44,278)	(118,054)	(267)%

Other income (expenses):
Interest income	-	51	(51)	(100)%
Interest expense	(6,000)	(15,067)	9,067	(60)%
Other Income	2,130	-	2,130	-%
Loss on inventory write-down	-	(2404)	2,404	(100)%
Total other expenses	(3,870)	(17,420)	13,550	(78)%

Gain (Loss) before income taxes	69,906	(61,698)	131,604	(213)%
Income tax expense	688	13	675	5192%

Net Income (loss)	$69,218	$(61,711)	$130,929	(212)%

Net sales

The Company‘s consolidated net sales for the three months ended September 30, 2021 and 2020 were $362,444 and $29,532, respectively. Cost of sales for the three months ended September 30, 2021 and 2020 were $238,890 and $19,428, respectively, resulting in gross profits of $123,554 and $10,104 for the three months ended September 30, 2021 and 2020, respectively. Revenue increase of $332,912 or 1127% was due to the increase in related party sales in PRC when COVID-19 was less serious in the three months ended September 30, 2021 compared with the same period in 2020. The sales concentrates on one customer which consists of 100% of the revenue.

Total operating expenses

For the three months ended September 30, 2021, total operating expenses were $49,778, which consisted of professional fees of $20,556, China salary and China office and other expenses of $11,554 and rent expenses of $17,668. For the three months ended September 30, 2020, total operating expenses were $54,382, which consisted of professional fees of $28,237, China salaries and office expenses of $4,581, rent of $7,648, and expenses in US of $3,200. Total operating expenses decreased $4,604, or 8%, primarily as a result of the decrease in professional fees $7,681 (from $28,237 in 2020 to $20,556 in 2021, offset by the rent increase of $15,572 (from $17,668 in 2020 to $2,096 in 2021).

Total other income (expenses)

For the three months ended September 30, 2021, the Company had total other expenses of $3,870 , which consists primarily of interest expense of $6,000, offset by other income of $2,130. For the three months ended September 30, 2020, total other expenses were $17,420, which consisted of interest income of $51, interest expense of $15,067 and loss on inventory write-down of $2,404. Total other expenses decreased $13,550, or 78% for the three months ended September 30, 2021, compared with the three months ended September 30, 2020 was mainly the result of interest expenses paid reduced $9,067 or 60% to $6000 for the nine months ended September 30, 2021 compared to $15,067 for the nine months ended September 30, 2020.

Net Income (loss)

For the three months ended September 30, 2021, the Company had a net income of $69,218, compared with a net loss of $61,711 for the three months ended September 30, 2020, an increase of $130,929 or 212%. The increase in net income was due to the reasons stated above.

For the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change	Percent
Net Sales	$434,288	$161,059	$273,229	170%
Cost of Sales	286,081	91,404	194,677	213%
Gross Profit	148,207	69,655	78,552	113%

Operating expenses:
Selling, general and administrative	76,938	50,541	26,397	52%
Professional fees	72,188	64,186	8,002	12%
Total operating expenses	149,126	114,727	34,399	30%

Income (Loss) from operations	(919)	(45,072)	44,153	-98%

Other income (expenses):
Interest income	1	278	(277)	(100)%
Interest expense	(18,000)	(54,267)	36,267	(67)%
Other income	2,130	1	2,129	212900%
Loss on inventory write-down	-	(7,016)	7,016	(100)%
Total other income (expenses)	(15,869)	(61,004)	45,135	-74%

Income (Loss) before income taxes	(16,788)	(106,076)	99,288	(84)%
Income tax expense	1,488	3,295	(1,807)	(55)%

Net income (loss)	$(18,276)	$(109,371)	$91,095	(83)%

Net sales

The Company’s consolidated sales increased $273,229, or 170% to $434,288 for the nine months ended September 30, 2021 from $161,059 for the nine months ended September 30, 2020. Cost of sales increased $194,677 or 213% to $286,081 for the nine months ended September 30, 2021 from $91,404 for the nine months ended September 30, 2020. It resulted in a gross profit increased $78,552 or 113% to $148,207 for the nine months ended September 31, 2021 from $69,655 for the nine months ended September 30, 2020. Gross profit increased due to increase in related party sales in PRC because the Pandemic was less serious in 2021 compared to 2020. The sales concentrates on one customer which consists of 100% of the revenue.

Total operating expenses

For the nine months ended September 30, 2021, total operating expenses were $149,126, which consisted of professional fees of $72,188, China salaries, office & other expenses of $22,513 and rent expenses of $53,003, and expenses of $1,422 in U.S. During the nine months ended September 30, 2020, total operating expenses were $114,727, which consisted of professional fees of $64,186, China salaries of $21,998, office and other expenses of $10,393 and rent expenses of $24,274, and other US expenses of $5,745. Total operating expenses increased $34,399, or 30%, was a result of the increase of $25,611 in rent and other expenses, offset by the increase in professional fees of $8,002 or 12% for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Total other income (expenses)

For the nine months ended September 30, 2021, the Company had other expenses of $15,869, which consists of interest income of $1, interest expenses of $18,000 and other income of $2,130. For the nine months ended September 30, 2020, the Company had other expenses of $61,004, which consists of interest income of $278, interest expenses of 54,267, other income of $1 and loss on inventory write-down of $7,016 The decrease of $45,135 or 74% in other income (expenses) is caused primarily by the decrease of interest expense of $36,267, or 67% for the nine months ended September 30, 2021 compared to the same period in 2020.

Net Income

For the nine months ended September 30, 2021, the Company had a net loss of $18,276, a net decrease of $91,095 or 83% compared with a net loss of $109,371 for the nine months ended September 30, 2020. The decrease in net loss predominantly due to the reasons stated above since COVID-19 was less serious in 2021 compared with 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash and cash equivalents and total assets of $82,927 and $322,483, respectively. As of said date, the Company had total liabilities of $879,246, of which $200,000 was due to convertible note payable and $393,618 was due to the sole officer and director as an unsecured, non-interest-bearing demand loan. As of September 30, 2021, and December 31, 2020, the Company had negative working capital amount of $405,624 and $425,677, respectively.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, net cash flows used in operating activities was $1,427, resulting from a net loss of $18,276, a decrease in prepaid expenses of $101,248, inventories of $86,805 and lease liabilities of $35,354, offset by the increase of accrued liabilities of $19,843, amortization of $50,857, accounts payable of $43,200, interest payable of $18,000 and customer deposit of $108,356. For the nine months ended September 30, 2020, net cash flows used in operating activities was $84,127 resulting from a net loss of $109,371, decrease of accounts receivable of $32,591, lease liabilities of $14,904, customer deposit of $6,649 and accrued liabilities of $5,289, offset by the increase caused by the inventory write down of $7,016, amortization of bad debt of $36,267, inventories of $18,995, interest payable of $18,000, and prepaid expenses and deposit of $4,399. The net cash flow used in operating activities decreased $82,701, or 98% for the nine months ended September 30, 2021 compared with the $84,127 for the nine months ended September 30, 2020.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021 and 2020, cash flow used in investing activities decreased from $11,436 to zero, due to the reduction of loan to related party.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, the company had loan from related party of $53,332, an increase of $23,275, or 77% from $30,057 for the nine months ended September 30, 2020. The loans were from the Company’s sole officer and director.

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

The Company had net loss of $18,276 for the nine months ended September 30, 2021 and net loss of $109,371 for the nine months ended September 30, 2020, respectively. In addition, the Company had an accumulated deficit of $1,179,969 as of September 30, 2021, and generated negative cash flow from operating activities for the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $18,000 and $54,267, respectively, for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, net balance of the convertible note amounted to $200,000.

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

Based on that evaluation, as of September 30, 2021, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: November 15, 2021	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

