Form 10-K
period 2021-12-31
MAKINGORG, INC.
filed 2022-04-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $7,588,899 (computed by reference to the closing price of a share of the Company’s common stock of $0.75 on that date as reported).

As of April 11, 2022, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

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

On October 20, 2017, the Company filed documents registering their intention to transact interstate business in the state of California in the United States. Juanzi Cui, who took control of the Company as described above, intended that the Company open a line of organic food stores or stores-in-stores within the Asian communities in the United States.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company had an operating lease for its office space from a third party in the United States. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease. Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 7.33%. Lease expense for the lease is recognized on a straight-line basis over the lease term. The lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The lease expired on August 31, 2020. Rental expenses for the years ended December 31, 2021 and 2020 were $0 and $6,448, respectively.

The Company signed a lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It calls for a monthly rent of RMB40,000 (approximately $6,200). The lease was for one year and was subject to renewal at the Company’s discretion. This lease was classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. The leases did not provide an explicit or implicit rate of return, the Company determined incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate fora lease was the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The Company keeps leasing the property month by month after the lease term ended. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Refer to Note 8 – Lease for details. The Company currently has no finance leases.

Item 3. Legal Proceedings

There is no pending legal proceeding to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, we became listed on the OTCQB under the symbol “DRIM”. As of August 25, 2014, the trading symbol of the Company became “CQCQ”. The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTC as of the end of each quarter commencing on January 1, 2021 through December 31, 2021 was $4.20 to $0.75. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCMarkets on April 11, 2022, was $0.75

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

Holders

As of April 11, 2022, there were 35,540,000 shares of common stock issued and outstanding, which were held by 312 stockholders of record.

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

On September 1, 2020, the Company entered an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2022 with no additional consideration. The Company recognized a discount on the note of $0 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $24,000 and $98,000 for the years ended December 31, 2021 and 2020, respectively. The unamortized debt discount as of December 31, 2021 and 2020 was $0 and $0, respectively. As of December 31, 2021, and 2020, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

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

Results of Operations

For the years ended December 31, 2021 and December 31, 2020

	Years Ended December 31,
	2021	2020	Change	Percent
Net Sales	$611,328	$238,587	$372,741	156%
Cost of Sales	397,120	145,470	251,650	173%
Gross Profit	214,208	93,117	121,091	130%

Operating expenses:
Selling, general and administrative	102,297	97,191	5,106	5%
Professional fees	88,248	92,996	(4,748)	-5%

Total operating expenses	190,545	190,187	358	0%

Other income (expenses):
Interest income	2	288	(286)	-99%
Interest expense	(24,000)	(60,267)	36,267	-60%
Other income	1,348	3,948	(2,600)	-66%
Loss on inventory write-down	-	(9,420)	9,420)	100%
Total other income (expenses)	(22,650)	(65,451)	42,801	65%

Income (Loss) before income taxes	1,013	(162,521)	163,534	-101%
Income tax expense	1,627	3,329	(1,702)	-51%

Net loss	$(614)	$(165,850)	$165,236	-100%

Sales, cost of sales and gross profit

The Company consolidated sales for the year ended December 31, 2021 was $611,328, an increase of $372,741 or 156% from the sales of $238,587 for the year ended December 31, 2020. Cost of sales for the years ended December 31, 2021 was $397,120, an increase of $251,650 or 173% from cost of sales $145,470 for the year ended December 31, 2020. It resulted in a gross profit of $214,208 for the year ended December 31, 2021, an increase of $121,091 or 130% from the gross profit of $93,117 for the years ended December 31, 2020, respectively. The increase in sales, cost and gross profit was due to the increase sales in PRC because the COVID-19 was affecting less in people’s life in 2021 compared to 2020, when it started to burst out.

Total operating expenses

For the year ended December 31, 2021, total operating expenses were $190,545, which consisted of professional fees of $88,248, China rent expense of $66,448, China salary, office expense and miscellaneous expense of $35,849. For the year ended December 31, 2020, total operating expenses were $190,187, which consisted of professional fees of $92,996, rent expenses of $46,329, China salary and office expense of $44,084, miscellaneous expenses of $6,778. Total operating expenses increased $358, or 0.2%.

Total other income (expense)

For the year ended December 31, 2021, total other expenses were $22,650, which consisted of interest expense of $24,000, interest income of $2 and other income of $1,348. For the year ended December 31, 2020, total other expenses were $65,451, which consisted of interest expense of $60,267, interest income of $288, other income of $3,948 and loss on inventory write-down of $9,420. Total other expense decreased $42,801, or 65% for the year ended December 31, 2021 from the year ended December 31, 2020, primarily due to the decrease in interest expense for beneficial conversion feature and the decrease of loss on inventory write-off.

Net loss

For the year ended December 31, 2021, the Company had a loss of $614, a decrease of loss of $165,236 or 100% from the net loss of $165,850 for the year ended December 31, 2020. The decrease of net loss was due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and cash equivalents and total assets of $108,356 and $220,204, compared to the cash and cash equivalents and total assets of $30,700 and $192,543, respectively as of December 31, 2020. As of December 31, 2021, the Company had total liabilities of $756,823, of which $$200,000 is convertible note payable, $128,000 is interest payable, $11,234 is accrued liabilities, $31,171 is lease liabilities and $386,418 is due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of December 31, 2020, the Company had total liabilities of $732,323, of which $200,000 is convertible note payable and $340,286 is due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of December 31, 2021, and 2020, the Company had negative working capital amount of $536,619 and $425,677, respectively.

Other than an oral agreement with Mrs. Cui to fund the expenses of the Company, we currently have no agreements and arrangements with any party to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Our operations may be affected by the ongoing COVID-19 pandemic. The ultimate disruption that may result from the virus is uncertain, but it may result in a material adverse impact on our financial position, operations and cash flows.

Cash Flows from Operating Activities

For the year ended December 31, 2021, net cash flows provide by operating activities is $29,748, resulting from a net loss of $614, a net increase of $137,086 or 128% from the net cash used in operating activities of $107,338 for the year ended December 31, 2020. It caused by the decrease of loss of $165,236 or 99%, increase by accounts receivable change of $95,796 or 207%, amortization of right-of-use of assets of $69,352, accrued liabilities change of $16,811, etc, offset by the decrease caused by Prepaid expenses change of $110,093, lease liabilities of $42,475, amortization of debt discount of $36,267, inventory of $34,442, etc. For the year ended December 31, 2020, net cash flows used in operating activities was $107,338, resulting from a net loss of $165,850, an increase by inventory write-down of $9,420, an increase in amortization of debt discount of $36,267, decreased by amortization of right-of-use of assets of $250, decreased by lease liabilities of $14,534, decreased by changes in accounts receivable of $46,292, accrued liability of $10,403 and customer deposit of $6,741, increased by inventory, prepaid expenses and interest payable of $91,045.

Cash Flows from Investing Activities

For the year ended December 31, 2021, no cash flow from investing activity, while the cash flow used in investing activities was $11,594 for the year ended December 31, 2020, which was caused by the loan payment to related party.

Cash Flows from Financing Activities

The Company financed the operations primarily from the advances from the its sole officer and director. For the year ended December 31, 2021 and 2020, cash flows provided by advances from the Company’s sole officer and director of $$46,132 and 54,417, respectively, a decrease of $8,285 or 15%.

Going Concern Consideration

The Company had net losses of $614 and $165,850 for the years ended December 31, 2021 and 2020 respectively. In addition, the Company had an accumulated deficits of $1,162,307 and $1,161,693 and generated not enough/negative cash flows from operating activities as of and for the years ended December 31, 2021 and 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2020, the Company entered an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2022 with no additional consideration. The Company recognized a discount on the note of $0 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $24,000 and $54,267 for the years ended December 31, 2021 and 2020, respectively. There was no unamortized debt discount as of December 31, 2021 and 2020 respectively. As of December 31, 2021, and 2020, net balance of the convertible note were $200,000.

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

The Company signed a lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It called for a monthly rent of RMB40,000 (approximately $6,000). The lease was for one year and was subject to renewal. The lease was classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate fora lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease did not contain any residual value guarantees or material restrictive covenants. The Company currently had no finance leases.

As of December 31, 2021, total future minimum annual lease payments under operating lease were as follows, by years:

Ending December 31,	Operating Leases
2022	$31,471
Total lease payments	31,471
Less: Interest	(300)
Present value of lease liabilities	$31,171

Material Definitive Agreement

MakingOrg, Inc.’s subsidiary, Chongqing Beauty Kenner Biotechnology Co., Ltd., entered into a Strategic Cooperation Framework Agreement (the “Agreement”) with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food. The Company has initiated the marketing effort per agreement, however, the result has not met the expectation and the Company is still finding solutions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MakingORG, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MakingORG, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

As described in Note 2 and 6 to the consolidated financial statements, the Company generates its revenue from sales of acer truncatum bunge related health products exclusively from one customer. The Company evaluates its product sales contracts and determines the contracts with its customer are distinct and contain one performance obligation. Performance obligation is satisfied when finished goods delivered to the customer.

We identified the revenue recognition as a critical audit matter. Auditor judgement is involved in performing our audit procedures to evaluate whether the timing and amount of revenue recognition was appropriately stated.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated the relationship between the Company and the customer, and the reasonableness of the key terms of product sales contracts.

•	We evaluated the performance obligations identified by the Company against the five-step model prescribed at ASC 606, Revenue form Contracts with Customers, and evaluated the management’s conclusion.

•	We tested the accuracy and cutoff of the revenue recognized by management through verifying the evidence of deliveries and value-added invoices issued.

 /s/ Simon & Edward, LLP

(PCAOB #2485)

Rowland Heights, California

April 15, 2022

We have served as the Company’s auditor since 2016.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash and cash equivalents	$108,356	$30,700
Accounts receivable – related party	-	48,934
Advances to vendor and others	80,677	2,000
Due from related party	-	12,256
Right-of-use assets - operating leases	31,171	-
Total Current Assets	220,204	93,890

Right-of-use assets - operating leases	-	98,653

Total Assets	$220,204	$192,543

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible note payable	$200,000	$-
Interest payable	128,000	104,000
Accrued liabilities	11,234	4,747
Lease liabilities - operating leases	31,171	70,534
Due to related party	386,418	340,286
Total Current Liabilities	756,823	519,567

Long-Term Liabilities
Convertible note payable, noncurrent	-	200,000
Lease liabilities – operating lease, noncurrent	-	12,756
Total Long-term Liabilities	-	212,756

TOTAL LIABILITIES	764,023	732,323

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of December 31, 2021 and 2020	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	6,266	2,491
Accumulated deficit	(1,162,307)	(1,161,693)
Total Stockholders’ Deficit	(536,619)	(539,780)

Total Liabilities and Stockholders’ Deficit	$220,204	$192,543

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2021	2020

REVENUE – RELATED PARTY	$611,328	$238,587
COST OF REVENUE	397,120	145,470
GROSS PROFIT	214,208	175,069

OPERATING EXPENSES
Selling, general and administrative	102,297	97,191
Professional fees	88,248	92,996
TOTAL OPERATING EXPENSES	190,545	190,187

INCOME (LOSS) FROM OPERATIONS	23,663	(97,070)

OTHER INCOME (EXPENSE)
Interest income	2	288
Interest expense	(24,000)	(60,267)
Other income, net	1,348	3,948
Loss on inventory write-down	-	(9,420)
TOTAL OTHER EXPENSE, NET	(22,650)	(65,451)

INCOME (LOSS) BEFORE INCOME TAX	1,013	(162,521)

Income tax	1,627	3,329

NET LOSS	$(614)	$(165,850)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income	3,775	5,373

TOTAL COMPREHENSIVE LOSS	$(3,161)	$(160,477)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.000)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	35,430,000	$35,430	$583,882	$(2,882)	$(995,843)	$(379,303)

Foreign currency translation loss	-	-	-	5,373	-	5,373

Net loss	-	-	-	-	(165,850)	(165,850)

Balance, December 31, 2020	35,430,000	35,430	583,882	2,491	(1,161,693)	(539,780)

Foreign currency translation loss	-	-	-	3,775	-	3,775

Net loss	-	-	-	-	(614)	(614)

Balance, December 31, 2021	35,540,000	$35,540	$583,882	$6,266	$(1,162,307)	$(536,619)

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(614)	$(165,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventories write-down	-	9,420
Amortization of debt discount	-	36,267
Changes in assets and liabilities:
Accounts receivable	49,504	(46,292)
Inventories	-	34,442
Prepaid expenses and other current assets	(77,490)	32,603
Interest payable	24,000	24,000
Accrued liabilities	6,408	(10,403)
Customer deposit - related party	-	(6,741)
Lease liabilities	27,941	(14,784)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,748	(107,338)

CASH FLOWS FROM/USED BY INVESTING ACTIVITIES
Loan to related party	-	(11,594)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(11,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	46,132	54,417
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46,132	54,417

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,776	1,004

NET CHANGE IN CASH AND CASH EQUIVALENTS	77,656	(63,511)
Cash and cash equivalents, beginning of period	30,700	94,211
Cash and cash equivalents, end of period	$108,356	$30,700

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$4,129

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

MaingORG, Inc. and subsidiaries (“the Company”) purchase Acer truncatum bunge seed oil from China, outsource to third party to manufacture Acer truncatum bunge related health products, and sell to end user and distributor in the United States and PRC.

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities and has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had net losses of $614 and $165,850 for the years ended December 31, 2021 and 2020 respectively. In addition, the Company had an accumulated deficit of $1,162,307 and $1,161,693, respectively, and generated not enough/negative cash flows from operating activities as of and for years ended December 31, 2021 and 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. Considering management’s efforts, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on deposit with banks and financial institutes and petty cash on hands.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of December 31, 2021 and 2020, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (b) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of December 31, 2021 and 2020, there were no inventory held on hands.

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

The Company’s revenue mainly generates from sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluates its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in cost of sales.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2021 and 2020.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are using enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets that, based on available evidence, if more likely than not that the company will not realize tax assets through future operation.

The 2017 Tax Reform Act permanently reduces the U.S. corporate income tax rate to a flat 21% rate. In addition, the 2017 Tax Reform Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included in the gross income of the CFCs’ U.S. shareholder income. The tax law in PRC applies an income tax rate of 25% to all enterprises. The Company’s subsidiary does not receive any preferential tax treatment from local government. The Company has been in loss position for years and zero balances of tax provisions, deferred tax assets and liabilities as of the reporting periods ended.

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

Foreign Currency Transactions

The functional currency for MakingORG and HKFW is US dollar. The functional currency for the China subsidiary (CBKB) is the Renminbi (RMB). Assets and liabilities of the China operation are translated from RMB into U.S. dollars at period-end rates, while the statements of operations and cash flows are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income/(loss) within shareholders’ deficit.

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

	Average Rate for the Twelve Months Ended December 31,
	2021		2020
China yuan (RMB)	RMB	6.452480	RMB	6.900133
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	December 31, 2021		December 31, 2020
China yuan (RMB)	RMB	6.355095	RMB	6.527650
United States dollar ($)		$1.000000		$1.000000

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Lease

The Company adopted new lease accounting – ASC 842 on January 1,2019. The Company determines if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on its consolidated balance sheet. Operating lease assets represent its right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments over the lease term. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using its incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

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

The carrying amounts of financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, advances to vendor, accrued expenses, interest payable and due to related party approximate their fair value due to the short-term duration of those instruments. Convertible notes payable is recorded at agreed values.

Recently Issued Accounting Pronouncement Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The effective date of ASU No. 2016-13 for smaller reporting companies is postponed to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

The management does not believe that other than disclosed above, the recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendors and others include primarily $78,677 and nil advance for purchasing of packaging materials out of $80,677 and $2,000 balances as of December 31, 2021 and 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company lent RMB 80,000 (approximately $12,209) to the Entity A, a related party whose shareholder is a board member of CBKB, and the landlord of the office space CBKB leased in China. The loan has a term of six months and matured on March 31, 2021, with a monthly interest rate of 1%. According to the loan agreement, the loan principal could be applied to the monthly lease payment for two months (RMB 40,000 per month). The related party was not able to pay back the loan on the maturity date and CBKB withheld April and May 2021 lease payments to offset with the loan principal due. The Entity A paid the entire interests of RMB 4,800 back on April 1, 2021.

As of December 31, 2021 and 2020, due to related party were nil and $12,256, respectively.

Due from Related Party

During the years ended December 31, 2021 and 2020, the Company’s Chief Executive Officer (“CEO”) lent the Company $46,132 and $54,417, respectively, with the loan balances totaling $386,418 and $340,286 as of December 31,2021 and 2020. The loans are unsecured, non-interest bearing and due on demand.

Sales to Related Party

The Company sells product to its related party, the Entity A. For the years ended December 31, 2021 and 2020, the Company total revenue generated from the transaction with the related party were $611,328 and $238,587, respectively. As of December 31, 2021 and 2020, accounts receivable due from Entity A were $nil and $48,934, respectively.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with Entity A in Chongqing, China for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the monthly rent was RMB40,000 (approximately $6,000) which should be paid quarterly. The lease had a one-year term and the Company had the priority to renew the lease. The Company was still leasing the property after the lease term ended and paying the rent quarterly. Refer to Note 8 – Lease for details.

NOTE 6 – BUSINES CONCENTRATION AND RISKS

Concentration of Risk

The Company maintains cash with banks in the USA, People’s Republic of China (“PRC” or “China”), and Hong Kong. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In China, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD 500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were fully insured.

Major customer

For the years ended December 31, 2021 and 2020, the Company generated revenues exclusively from one customer – Entity A in the amounts of $611,328 and $238,587, respectively.

Major vendors

For the years ended December 31, 2021 and 2020, the Company’s purchase from the vendors accounted more than 10% of total purchase were:

	Years Ended December 31,
	2021		2020
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$231,280	52%	$65,948	82%
Vendor B	$108,770	25%	$7,328	9%
Vendor C	$57,071	13%	$-	-%

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

The Company recognized interest expense related to the convertible note of $24,000 and $54,267, respectively, for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, and 2020, the Company had $128,000 and $104,000 interest payable associated with the $200,000 convertible note, respectively.

NOTE 9 – LEASE

The Company adopted ASC 842 on January 1, 2019. The Company entered an operating lease for its China office with Entity A with monthly rent of RMB40,000 (approximately $6,100) on June 1, 2020. The lease was for one year and the Company renewed the lease. Leases was classified as operating at the inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term including the renewal term as of December 31, 2021 was five months. The Company has no finance lease. The components of lease expense consist of the following:

		Years Ended December 31,
	Classification	2021	2020
Operating lease cost	Selling, General & Administrative expenses	$70,848	$46,329

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$31,171	$98,653
Liabilities
Operating lease liabilities	Current portion	$31,171	$70,534
Operating lease liabilities	Long-term portion	-	12,756
Total lease liabilities		$31,171	$83,290

Weighted average remaining lease term
Operating leases		0.42	1.42

Weighted average discount rate
Operating leases		5.25%	5.25-7.33%

Cash flow information related to leases consists of the following:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,195	$47,027
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	71,066	139,275

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840.

Future minimum lease payment under non-cancellable lease as of December 31, 2021 was as follows:

Operating Leases
Year ending December 31, 2022	$31,471
Less: Interest	(300)
Present value of lease liabilities	$31,171

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

No common stock was issued in 2021 and 2020. As of December 31, 2021 the Company had 35,540,000 shares of common stock issued and outstanding.

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2021 and 2020, no GILTI tax obligation existed and the GILTI tax expense was nil.

Provision (benefit) for income tax for the year ended December 31, 2021 consisted of:

Year ended December 31, 2021	Federal	State	Foreign	Total
Current	$-	$800	$827	$1,627
Deferred	-	-	-	-
Total	$-	$800	$827	$1,627

Provision (benefit) for income tax for the year ended December 31, 2020 consisted of:

Year ended December 31, 2020	Federal	State	Foreign	Total
Current	$-	$800	$2,529	$3,329
Deferred	-	-	-	-
Total	$-	$800	$2,529	$3,329

Net deferred tax assets consist of the following components as of:

	December 31,
	2021	2020
Deferred tax asset:
Net operating loss carry forwards	$182,688	$159,635
Valuation allowance	(182,688)	(159,635)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $481,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2015 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 11 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the years ended December 31, 2021 and 2020 were as follows:

	For the Years ended December 31,
Geographic Areas	2021	2020
Revenue
PRC	611,328	238,587
USA	-	-
Total Revenue	$611,328	$238,587

Income (Loss) from Operations
PRC	$(114,699)	$5,877
USA	91,036	(102,947)
Total Loss from operations	$(23,663)	$(97,070)

Net Income (Loss)
PRC	$115,220	$7,582
USA	(115,834)	(173,432)
Total Net Loss	$(614)	$(165,850)

The geographical distribution of the Company’s financial information as of December 31, 2021 and 2020 were as follows:

	For the Years ended December 31,
Geographic Areas	2021	2020
Reportable Assets
PRC	323,893	170,916
USA	44,498	47,384
Elimination	(148,187)	(25,757)
Total Reportable Assets	$220,204	$192,543

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2021 and 2020.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Name	Age	Position

Juanzi Cui	51	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 51, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

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

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation in August 2012, no compensation has been paid to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans

Since our incorporation, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since the incorporation in August 2012, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors.

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

The percentages below are calculated based on 35,540,000 shares of our common stock issued and outstanding as of April 15, 2022. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 385 S. Lemon Avenue #E 301, Walnut, CA 91789

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.53%

Directors and officers as a group (1 person)	25,421,468	71.53%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2021 and 2020, the Company’s sole officer loaned the Company $53,332 and $54,417, respectively. As of December 31, 2021 and 2020, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $393,618 and $340,286, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Their pre-approved fees billed to the Company are set forth below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$24,500	$22,000
Audit Related Fees	$0	$0
Tax Fees	$3,500	$2,000
All Other Fees	$0	$0

As of December 31, 2021, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

MAKINGORG, INC.

Dated: April 15, 2022	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 15,2022	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

