Form 10-Q
period 2022-03-31
MAKINGORG, INC.
filed 2022-05-16
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 13, 2022
Common Stock: $0.001	35,540,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$79,039	$108,356
Advances to vendors and others	81,965	80,677
Right-of-use assets - operating lease	-	31,171
Total Current Assets	161,004	220,204

Total Assets	$161,004	$220,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible note payable	$200,000	$200,000
Interest payable	134,000	128,000
Accrued liabilities	24,455	11,234
Lease liabilities - operating lease	-	31,171
Due to related party	386,418	386,418
Total Current Liabilities	744,873	756,823

TOTAL LIABILITIES	$744,873	$756,823

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	6,567	6,266
Accumulated deficit	(1,209,858)	(1,162,307)
Total Stockholders’ Deficit	(583,869)	(536,619)

Total Liabilities and Stockholders’ Deficit	$161,004	$220,204

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2022	2021

Net Sales-Related Party	$-	$12,405
Cost of Sales	-	7,565
Gross Profit	-	4,840

OPERATING EXPENSES
Selling, general and administrative	23,960	22,624
Professional fees	17,593	17,456
TOTAL OPERATING EXPENSES	41,553	40,080

LOSS FROM OPERATIONS	(41,553)	(35,240)

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	(6,000)	(6,000)
Other income	2	-
TOTAL OTHER EXPENSE, NET	(5,998)	(6,000)

LOSS BEFORE INCOME TAX	(47,551)	(41,240)

Income tax	-	-

NET LOSS	$(47,551)	$(41,240)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation Income (loss)	301	(136)

TOTAL COMPREHENSIVE LOSS	$(47,250)	$(41,376)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2021	35,540,000	$35,540	$583,882	$6,266	$(1,162,307)	$(536,619)

Foreign currency translation gain	-	-	-	301	-	301

Net loss	-	-	-	-	(47,551)	(47,551)

Balance, March 31, 2021	35,540,000	$35,540	$583,882	$6,567	$(1,209,858)	$(583,869)

	Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2020	35,430,000	$35,430	$583,882	$2,491	$(1,161,693)	$(539,780)

Foreign currency translation loss	-	-	-	(136)	-	(136)

Net loss	-	-	-	-	（41,240）	（41,240）

Balance, March 31, 2021	35,540,000	$35,540	$583,882	$2,355	$(1,202,933)	$(581,156)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,551)	$(41,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Right-of-use assets	-	15,468
Changes in assets and liabilities:
Accounts receivable	-	18,084
Advances to vendors and others	(1,114)	(20,822)
Interest payable	6,000	6,000
Accrued liabilities	13,215	(3,344)
CASH FLOWS USED IN OPERATING ACTIVITIES	(29,450)	(25,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	17,456
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	17,456

EFFECT OF EXCHANGE RATE CHANGES ON CASH	133	41

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,317)	(8,357)
Cash and cash equivalents, beginning of period	108,356	30,700
Cash and cash equivalents, end of period	$79,039	$22,343

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company had experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC and restrictions on business travel within the PRC and between USA and PRC. The pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

The Company had a net loss of $47,551 and $41,240 for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of $1,209,858 and $1,162,307 as of March 31, 2022 and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – ADVANCES TO SUPPLIER AND OTHERS

Advances to supplier and other include primarily deposit for packaging materials. As of March 31, 2022 and December 31, 2021, advances to supplier and others were $81,965 and $80,677, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to Related Party

As of March 31, 2022 and December 31, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $386,418 and $386,418, respectively. During the three months ended March 31, 2022 and 2021, the Company’s sole officer loaned the Company $0 and $17,456, respectively.

Sales to Related Party

During the three months ended March 31, 2022 and 2021, the net sales to Entity A were $0 and $12,405, accounted for 100% of the sales the Company generated, respectively. No accounts receivable due from Entity A as of March 31, 2022 and December 31, 2021.

Lease Agreement

On June 1, 2020, the Company entered a lease agreement with Entity A for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,800) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to renew the lease. The Company keeps leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.

On March 1, 2022, the Company entered into a lease agreement with Entity A for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent is lowered to RMB20,000 (approximately $3,200) , payable by the 5th of each month with the first two-month rent free. The lease is for a one-year term and the Company has the priority to renew the lease.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

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

The Company recognized interest expense related to the convertible note of $6,000 and $6,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, net balance of the convertible note amounted to $200,000.

NOTE 7 – LEASE

The Company entered an operating lease for its China office with Entity A with monthly rent of RMB40,000 (approximately $5,800). The lease is for one year and the Company has the priority to renew it. The Company intended to renew the lease. Leases is classified as operating at the inception of the lease and ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date with 5.25% incremental borrowing rate used. The lease does not contain any residual value guarantees or material restrictive covenants.

On March 1, 2022, the Company entered into a new lease agreement with Entity A for the one-year term from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, the Company pays a monthly rent of RMB20,000 (approximately $3,200) paid monthly with the first two-month rent free. The Company has the priority to renew the lease, which will be automatically renewed for another one-year term. No ROU assets and operating lease liabilities were recognized since the lease has only one-year term.

The components of lease expense consist of the following:

		Three Month Ended March 31,
	Classification	2022	2021
Operating lease cost	S, G&A expense	$15,227	$17,627

Net lease cost		$15,227	$17,627

Balance sheet information related to leases consists of the following:

Assets	Classification	March 31, 2022	December 31, 2021

Operating lease ROU assets	Right-of-use assets	$-	$31,171

Total leased assets		$-	$31,171
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$-	$31,171

Total lease liabilities		$-	$31,171

Weighted average remaining lease term
Operating leases		0.00	0.42

Weighted average discount rate
Operating leases		0.00%	5.25%

Cash flow information related to leases consists of the following:

	Three Month Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,601	$-
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,411	17,336

Future minimum lease payment under non-cancellable lease as of March 31, 2022 are as follows:

Ending December 31,	Operating Leases
2022	$25,232
Total lease payments	$25,232

NOTE 8 – INCOME TAXES

The Company accounts for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all deferred tax assets will not be realized.

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2022 and 2021, no GILTI tax obligation existed and the GILTI tax expense was $0.

There were no income tax provision for the three months ended March 31, 2022 and 2021.

 Net deferred tax assets consist of the following components as of:

	March 31, 2022	December 31, 2021
Deferred tax asset:
Net operating loss carry forwards	$196,148	$182,688
Valuation allowance	(196,148)	(182,688)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $523,000, which expires in 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2015 and 2016 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 9 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of March 31, 2022 and December 31, 2021, the subsidiary had amounts of $141,888 and $201,463 respectively, in total assets, excluding inter-company balances, and it generated $0 and $12,405 for the three months ended March 31, 2022 and 2021, respectively, in revenue. There was no revenue generated from inter-company transactions.

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

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company’s Form 10-K filed on April 15, 2022. Results for interim periods may not be indicative of results for the full year.

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

Results of Operations

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change	Percent
Net Sales	$-	$12,405	$(12,405)	(100)%
Cost of Sales	-	7,565	(7,565)	(100)%
Gross Profit	-	4,840	(4,840)	(100)%

Operating expenses:
Selling, general and administrative	23,960	22,624	1,336	(6)%
Professional fees	17,593	17,456	137	1%

Total operating expenses	41,553	40,080	1,473	(3)%

Other income (expenses):
Interest expense	(6,000)	(6,000)	-	(0)%
Other income	2	-	2	100%
Total other expenses, net	(5,998)	(6,000)	2	0%

Loss before income taxes	(47,551)	(41,240)	(6,311)	(9)%
Income tax expense	-	-

Net loss	$(47,551)	$(41,240)	$(6,311)	(9)%

Net sales, cost of sales and gross profit

Unaudited condensed consolidated net sales for the three months ended March 31, 2022 and 2021 were $0 and $12,405, respectively. The cost of sales for the three months ended March 31, 2022 and 2021 were $0 and $7,565, respectively, resulting in gross profit of$0 and $4,840 for the three months ended March 31, 2022 and 2021, respectively. The net sales decrease was due to the decrease of related party sales in PRC.

Total operating expenses

For the three months ended March 31, 2022, total operating expenses were $41,553, which consisted of professional fee of $17,593. Rent expenses in China of $15,227, office and other expenses in China of $8,733. For the three months ended March 31, 2021, total operating expenses were $40,080, which mainly consisted of professional fee of $17,456, rent expense of $15,624, payroll expenses of $5,560, office and other expenses of $1,440. Total operating expenses increased $1,473, or 4%, which is at the similar level for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.

Total other income (expense)

For the three months ended March 31, 2022, total other expenses were $5,998, which is the interest expense of $6,000, offset by other income of $2. For the three months ended March 31, 2021, total other expenses was $6,000.

Net income (loss)

For the three months ended March 31, 2022, net loss was $47,551, an increase of loss of $6,311 or 15% compared with the net loss of $41,240 for the three months ended March 31, 2021. The increase of loss was mainly due to lack of sales for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, cash and cash equivalents and total assets were $79,039 and $161,004, respectively, compared to the cash and cash equivalent and total assets of $108,356 and $220,204, respectively as of December 31, 2021. As of December 31, 2021, the Company had total liabilities of $756,823, of which $386,418 was due to related party and $200,000 was convertible note payable. As of March 31, 2022, total liabilities were $744,873, of which $200,000 was convertible note payable and $386,418 was due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of March 31, 2022, and December 31, 2021, the Company had negative working capital amount of $583,869 and $536,619, respectively.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2022, net cash flows used in operating activities $29,450 resulted from net loss of $47,551, increased by $6,000 of interest expense, $13,215 of accrued liabilities and $1,114 of prepaid expenses. For the three months ended March 31, 2021, net cash flows used in operating activities $25,854 resulted from net loss of $41,240 increased by $15,468 in amortization of debt discount, $18,084 in accounts receivable and $6,000 in interest expense, and decreased by $20,822 in prepaid expenses and $3,344 in accrued liabilities.  The net decrease of cash flows of $3,596 or 14% in operating activities in three months ended March 31, 2022 compared to 2021 was mainly due to lack of net sales in 2022.

Cash Flows from Investing Activities

For the three months ended March 31, 2022 and 2021, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

The Company financed its operations primarily from the advances from the Company’s sole officer and director. For the three months ended March 31, 2022, there was no cash flow from financing activity. For the three months ended March 31, 2021, cash flows provided by advances from the Company’s sole officer and director was $17,456.

Going Concern Consideration

As of March 31, 2022, the Company had an accumulated deficit of $1,209,858 and its current liabilities exceeded its current assets, resulting in a negative working capital of $583,869. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2018, the Company entered an Amended and Restated 12% Convertible Promissory Note. Pursuant to an Amended and Restated 12% Convertible Promissory Note, both parties agreed to extend a Convertible Note Agreement to September 1, 2019 with no additional consideration. The Company recognized a discount on the note of $40,000 at the amended agreement date.

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

The Company recognized interest expense related to the convertible note of $6,000 and $6,000 respectively, for the three months ended March 31, 2022 and 2021. Unamortized debt discount as of March 31, 2022 and December 31, 2021 were $0 and $0, respectively. As of March 31, 2022, and December 31, 2021, net balance of the convertible note were $200,000 and $200,000, respectively.

Operating Lease

The Company has operating leases for its office in China. Rental expenses for the three months ended March 31, 2022 and 2021 were $15,227 and $25,624, respectively. As of March 31, 2022, the remaining lease term was 11 months. Total future minimum annual lease payments under operating lease were as follows:

Ending March 31,	Operating Leases
2022	$25,232
Total lease payments	$25,232

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

Based on that evaluation, as of March 31, 2022, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: May 16, 2022	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

