Form 10-Q
period 2022-06-30
MAKINGORG, INC.
filed 2022-08-15
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 7, 2022
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$42,139	$108,356
Advances to vendor and others	77,436	80,677
Right-of-use assets - operating leases	-	31,171
Total Current Assets	119,575	220,204

Total Assets	$119,575	$220,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible note payable	$200,000	$200,000
Interest payable	140,000	128,000
Accrued liabilities	18,249	11,234
Lease liabilities - operating leases	-	31,171
Due to related party	387,918	386,418

Total Current Liabilities	746,167	756,823

TOTAL LIABILITIES	$746,167	$756,823

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized,
zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized,
35,540,000 shares issued and outstanding as of
June 30, 2022 and December 31, 2021, respectively	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive (loss) income	(839)	6,266
Accumulated deficit	(1,245,175)	(1,162,307)
Total Stockholders’ Deficit	(626,592)	(536,619)

Total Liabilities and Stockholders’ Deficit	$119,575	$220,204

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net Sales-Related Party	$-	$59,439	$-	$71,844
Cost of Sales	-	39,626	-	47,191
Gross Profit	-	19,813	-	24,653

OPERATING EXPENSES
Selling, general and administrative	15,465	25,092	39,425	47,716
Professional fees	13,952	34,176	31,545	51,632
TOTAL OPERATING EXPENSES	29,417	59,268	70,970	99,348

LOSS FROM OPERATIONS	(29,417)	(39,455)	(70,970)	(74,695)

OTHER INCOME (EXPENSE)
Interest income	102	1	102	1
Interest expense	(6,000)	(6,000)	(12,000)	(12,000)
TOTAL OTHER EXPENSE, NET	(5,898)	(5,999)	(11,898)	(11,999)

LOSS BEFORE INCOME TAX	(35,315)	(45,454)	(82,868)	(86,694)

Income tax	-	800	-	800

NET LOSS	$(35,315)	$(46,254)	$(82,868)	$(87,494)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation (loss) income	(7,406)	721	(7,105)	585

TOTAL COMPREHENSIVE LOSS	$(42,721)	$(45,533)	$(89,973)	$(86,909)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$(0.001)	$(0.002)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	-	$-	35,540,000	$35,540	$583,882	$2,491	$(1,161,693)	$(539,780)

Foreign currency translation gain	-	-	-	-	-	585	-	585

Net loss	-	-	-	-	-	-	(87,494)	(87,494)

Balance, June 30, 2021 (Unaudited)	-	$-	35,540,000	$35,540	$583,882	$3,076	$(1,249,187)	$(626,689)

Balance, December 31, 2021	-	$-	35,540,000	$35,540	$583,882	$6,266	$(1,162,307)	$(536,619)

Foreign currency translation loss	-	-	-	-	-	(7,105)	-	(7,105)

Net loss	-	-	-	-	-	-	(82,868)	(82,868)

Balance, June 30, 2022 (Unaudited)	-	$-	35,540,000	$35,540	$583,882	$(839)	$(1,245,175)	$(626,592)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,868)	$(87,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Right-of-use assets	-	33,003
Changes in assets and liabilities:
Accounts receivable – related party	-	16,078
Inventories	-	(19,271)
Prepaid expenses and other current assets	(810)	(15,302)
Interest payable	12,000	12,000
Lease Liabilities	-	1,033
Accrued liabilities	7,202	(3,252)
CASH FLOWS USED IN OPERATING ACTIVITIES	(64,476)	(63,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	1,500	53,332
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	53,332

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,241)	91

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,217)	(9,782)
Cash and cash equivalents, beginning of period	108,356	30,700
Cash and cash equivalents, end of period	$42,139	$20,918

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$800

NON-CASH TRANSACTION:
Due to related party for expenses paid on behalf of the Company	$-	$12,361

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company had a net loss of $35,315 and $46,254 for the three months ended June 30, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of $1,245,175 and $1,162,307 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company has its current liabilities exceed its current assets resulting in negative working capital of $426,592. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Shipping and handling costs paid by the Company are included in cost of sales

Recently Issued Accounting Pronouncement Not Yet Adopted

On August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share (“EPS”) guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company does not expect this pronouncement to have a material impact on its condensed unaudited consolidated financial statements.

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

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendor and others include primarily deposit for packaging materials. As of June 30, 2022 and December 31, 2021, advances to supplier and others were $77,436 and $80,677, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to Related Party

For the six months ended June 30, 2022 and 2021, the Company’s sole officer loaned the Company $1,500 and $53,332, respectively. As of June 30, 2022 and December 31, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $387,918 and $386,418, respectively.

 Sales to Related Party

For the six months ended June 30, 2022 and 2021, the net sales to Entity A were $0 and $71,844, accounted for 100% of the sales the Company generated, respectively. No accounts receivable due from Entity A as of June 30, 2022 and December 31, 2021.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with Entity A in Chongqing, China for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,800) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to renew the lease. The Company tended to keep leasing the property after the lease term ends at the lease start date. Therefore, based on the lease agreement, the Company did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Refer to Note 8 – Lease for details.

On March 1, 2022, the Company entered into a lease agreement with Entity A for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent is lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease is for a one-year term and the Company has the right of first refusal to renew the lease. The Company did recognize right-of-use assets and lease liabilities on the balance sheet.

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

The Company recognized interest expense related to the convertible note of $12,000 and $12,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

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

On March 1, 2022, the Company entered into a new lease agreement with Entity A for the one-year term from March 1, 2022 to February 28, 2023. No ROU assets and operating lease liabilities were recognized for the lease since the lease has only one-year term.

The components of lease expense consist of the following:

		Six Month Ended June 30,
	Classification	2022	2021
Operating lease cost	S, G&A expense	$21,512	$35,316

Net lease cost		$21,512	$35,316

Balance sheet information related to leases consists of the following:

Assets	Classification	June 30, 2022	December 31, 2021

Operating lease ROU assets	Right-of-use assets	$-	$31,171

Total leased assets		$-	$31,171
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$-	$31,171

Total lease liabilities		$-	$31,171

Weighted average remaining lease term
Operating leases		-	0.42

Weighted average discount rate
Operating leases		-%	5.25%

Cash flow information related to leases consists of the following:

	Six Month Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,527	$-
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	34,961

Future minimum lease payment under non-cancellable lease as of June 30, 2022 are as follows:

Operating Leases
Remaining months in 2022	$17,912
2023	5,971
Total lease payments	$23,883

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three and six months ended June 30, 2022 and 2021, no GILTI tax obligation existed and the GILTI tax expense was $0.

There was no income tax provision for the three months ended June 30, 2022 and 2021.

Net deferred tax assets consist of the following components as of:

	June 30, 2022	December 31, 2021
Deferred tax asset:
Net operating loss carry forwards	$202,673	$182,688
Valuation allowance	(202,673)	(182,688)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $540,000, will carry indefinitely for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2017 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 9 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of June 30, 2022 and December 31, 2021, the subsidiary had amounts of $99,840 and $201,463 respectively, in total assets, excluding inter-company balances, and it generated $nil and $71,844 for the six months ended June 30, 2022 and 2021, respectively, in revenue. There was no revenue generated from inter-company transactions.

NOTE 10– SUBSEQUENT EVENT

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

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, it has not recognized ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.

The Company believes the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on its condensed consolidated balance sheet for its office operating leases and (2) providing new disclosures about its leasing activities. There was no change in its leasing activities as a result of the adoption.

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

Results of Operations

For the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change	Percent
Net Sales	$-	$59,439	$(59,439)	-100%
Cost of Sales	-	39,626	(39,626)	-100%
Gross Profit	-	19,813	(19,813)	-100%

Operating expenses:
Selling, general and administrative	15,465	25,092	(9,627)	-38%
Professional fees	13,952	34,176	(20,224)	-59%
Total operating expenses	29,417	59,268	(29,851)	-50%

Loss from operations	(29,417)	(39,455)	10,038	-25%

Other income (expenses):
Interest income	102	1	101	10100%
Interest expense	(6,000)	(6,000)	-	-%
Total other income (expenses)	(5,898)	(5,999)	101	-2%

Loss before income taxes	(35,315)	(45,454)	10,139	-22%
Income tax expense	-	800	(800)	-100%

Net loss	$(35,315)	$(46,254)	$10,939	-24%

Net sales, cost of sales and gross profit

Unaudited condensed consolidated net sales for the three months ended June 30, 2022 and 2021 was $0 and $59,439, respectively. The cost of sales for the three months ended June 30, 2022 and 2021 was $0 and $39,626, respectively, resulting in a gross profit of $0 and $19,813 for the three months ended June 30, 2022 and 2021, respectively. The net sales decrease was due to the decrease of related party sales in PRC.

Total operating expenses

For the three months ended June 30, 2022, total operating expenses were $29,417, which consisted of professional fee of $13,952. Rent expenses in China of $2,485, office and other expenses in China of $12,980. For the three months ended June 30, 2021, total operating expenses were $59,268, which mainly consisted of professional fee of $34,176, China salary and China office and other expenses of $5,400 and rent expense of $19,692. Total operating expenses decreased $29,852, or 50%, primarily as a result of decrease in professional fees and rent in China for the three months ended June 30, 2022 compared with the three months ended June 30, 2021.

Total other income (expenses)

During the three months ended June 30, 2022, the Company had total other expenses of $5,898, which consists of interest income of $102, interest expense of $6,000. During the three months ended June 30, 2021, the Company total other expenses were $5,999, which consisted of interest expense of $6,000, and interest income of $1.

Net loss

During the three months ended June 30, 2022, the Company had a net loss of $35,315, as compared with a net loss of $46,254 for the three months ended June 30, 2021. The decrease in net loss was predominantly due to the reasons stated above.

For the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change	Percent
Net Sales	$-	$71,844	$(71,844)	-100%
Cost of Sales	-	47,191	(47,191)	-100%
Gross Profit	-	24,653	(24,653)	-100%

Operating expenses:
Selling, general and administrative	39,425	47,717	(8,292)	-17%
Professional fees	31,545	51,632	(20,087)	-39%
Total operating expenses	70,970	99,349	(28,379)	-29%

Loss from operations	(70,970)	(74,696)	3,726	-5%

Other income (expenses):
Interest income	102	1	101	10100%
Interest expense	(12,000)	(12,000)	-	-%
Total other income (expenses)	(11,898)	(11,999)	101	-1%
Interest expense
Loss before income taxes	(82,868)	(86,694)	3,826	-4%
Income tax expense	-	800	(800)	-100%

Net loss	$(82,868)	$(87,494)	$4,626	-5%

Net sales, cost of sales and gross profit

The Company consolidated net sales for the six months ended June 30, 2022 and 2021 was $0 and $71,844, respectively. The cost of sales for the six months ended June 30, 2022 and 2021 was $0 and $47,191, respectively, resulting in a gross profit of $0 and $24,653 for the six months ended June 30, 2022 and 2021, respectively. The net sales decrease was due to the decrease of related party sales in PRC.

Total operating expenses

During the six months ended June 30, 2022, total operating expenses were $70,970, which consisted of professional fees of $31,545, China salary and China office expense of $21,713 and rent expenses of $17,712. During the six months ended June 30, 2021, total operating expenses were $99,348, which mainly consisted of professional fees of $51,632, which consisted of professional fees of $51,632, China salary and China office expense of $11,952 and rent expenses of $35,316, and expenses of $448 in U.S.

Total other income (expenses)

During the six months ended June 30, 2022, the Company had interest expense of $11,898, which consists of interest income of $102, interest expenses of 12,000. During the six months ended June 30, 2021, the Company had other expense of $11,999, which consists of interest income of $1 and interest expenses of $12,000.

Net loss

During the six months ended June 30, 2022, the Company had a net loss of $82,868 a decrease of $4,626 or 5% as compared with a net loss of $87,495 for the six months ended June 30, 2020. The decrease in net loss was predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and cash equivalents and total assets of $42,139 and $119,575, respectively. As of said date, the Company has total liabilities of $746,167, of which $200,000 is due to convertible note payable and $387,918 is due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of June 30, 2022, and December 31, 2021, the Company had negative working capital amount of $426,592 and $367,790, respectively.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2022, net cash flows used in operating activities was $64,476 resulting from a net loss of $82,868, an increase in prepaid expenses and other current assets of $810, an increase in accrued liabilities of $7,202, increase of interest payable of $12,000. For the six months ended June 30, 2021, net cash flows provided in operating activities was $63,205 resulting from a net loss of $87,494, a decrease in inventories of $19,271, a decrease in advances to vendor and others of $15,302, a decrease in accrued liabilities of $3,252, an increase of interest payable of $12,000, amortization of right-of use assets of $33,003.

Cash Flows from Investing Activities

For the six months ended June 30, 2022 and 2021, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2022 and 2021, advances from the Company’s sole officer and director provided $1,500 and $53,332, respectively.

Going Concern Consideration

As of June 30, 2022, the Company had an accumulated deficit of $1,245,175 and its current liabilities exceeded its current assets, resulting in a negative working capital of $426,592. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $6,000 and $6,000, respectively, for the three months ended June 30, 2022 and 2021. Unamortized debt discount as of June 30, 2022 and December 31, 2021 were $0 and $0, respectively. As of June 30, 2022, and December 31, 2021, net balances of the convertible note were $200,000 and $200,000, respectively.

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

MakingORG, Inc.

Dated: August 15, 2022	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

