Form 10-K/A
period 2021-12-31
MAKINGORG, INC.
filed 2023-03-28
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 27, 2023, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

MakingORG, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022, to amend Item 1A.  Risk Factors, to indicate the legal and operational risks associated with China-based companies, in response to a comment letter received from the SEC.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

2

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

Item 1A. Risk Factors

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Relating to Doing Business in China

•	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;

•	Our profitability may be seriously affected by fluctuations in exchange rates between the Renminbi and the U.S. dollar;

•	Governmental control of currency conversion may limit our ability to use our revenues effectively and our ability to obtain financing;

•

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position;

•	Uncertainties with respect to the PRC legal system could have a material adverse effect on us;

•	Since our operations and assets are located in China, shareholders may find it difficult to enforce a U.S. judgement against the assets of our Company, our directors and executive officers.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our products and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and operating results.

Our profitability may be seriously affected by fluctuations in exchange rates between the Renminbi and the U.S. dollar.

All of our revenue is denominated in Renminbi while our financial reporting is in U.S. dollars. As a result, any significant fluctuation in exchange rates may cause us to incur currency exchange translation and harm our financial condition and results of operations.

Movements in Renminbi exchange rates are affected by, among other things, changes in political and economic conditions and China’s foreign exchange regime and policy. The Renminbi has been unpegged from the U.S. dollar since July 2005 and, although the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that the PRC authorities may lift restrictions on fluctuations in Renminbi exchange rates and lessen intervention in the foreign exchange market in the future.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all.

Governmental control of currency conversion may limit our ability to use our revenues effectively and our ability to obtain financing.

The PRC government imposes control on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in Renminbi, which currently is not a freely convertible currency. Restrictions on currency conversion imposed by the PRC government may limit our ability to use revenues generated in Renminbi to fund our expenditures denominated in foreign currencies or our business activities outside China. Under China’s existing foreign exchange regulations, Renminbi may be freely converted into foreign currency for payments relating to current account transactions, which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements.

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

All of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between the Renminbi and foreign currencies, and regulate the growth of the general or specific market. While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. As the PRC economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the PRC government to forestall economic downturns or bolster China’s economic growth could materially affect our business. Any adverse change in the economic conditions in China, in policies of the PRC government or in laws and regulations in China could have a material adverse effect on the overall economic growth of China and market demand for our outsourcing services. Such developments could adversely affect our businesses, lead to reduction in demand for our services and adversely affect our competitive position.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since the late 1970s, the PRC government has been building a comprehensive system of laws and regulations governing economic matters in general. The overall effect has been to significantly enhance the protections afforded to various forms of foreign investments in China. We conduct our business primarily through our WFOE, the VIE and its subsidiaries established in China. These companies are generally subject to laws and regulations applicable to foreign investment in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, clients and suppliers. In addition, such uncertainties, including any inability to enforce our contracts, together with any development or interpretation of PRC law that is adverse to us, could materially and adversely affect our business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other more developed countries. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

Since our operations and assets are located in China, shareholders may find it difficult to enforce a U.S. judgement against the assets of our Company, our directors and executive officers.

Our operation and assets are located in China. In addition, our executive officers and directors are non-residents of the U.S., and substantially all the assets of such persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of our officers or directors.

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

MAKINGORG, INC.

Dated: March 28, 2023	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 28, 2023	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

