Form 10-Q
period 2022-09-30
MAKINGORG, INC.
filed 2023-10-10
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 8, 2023
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,583	$108,356
Accounts receivable – related party	31,394	-
Advances to vendor and others	40,840	80,677
Right-of-use assets - operating leases, net	28,819	31,171
Total Current Assets	129,636	220,204

Total Assets	$129,636	$220,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible note payable	$200,000	$200,000
Interest payable	146,000	128,000
Accrued liabilities	10,525	11,234
Lease liabilities - operating leases	14,671	31,171
Due to related party	387,918	386,418
Total Current Liabilities	759,114	756,823

Lease liabilities – Operating leases, noncurrent	13,256	-

Total Liabilities	$772,370	$756,823

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001;150,000,000 shares authorized, 35,540,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	(6,879)	6,266
Accumulated deficit	(1,255,277)	(1,162,307)
Total Stockholders’ Deficit	(642,734)	(536,619)

Total Liabilities and Stockholders’ Deficit	$129,636	$220,204

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net Sales-Related Party	$39,507	$362,444	$39,507	$434,288
Cost of Sales	31,862	238,890	31,862	286,081
Gross Profit	7,645	123,554	7,645	148,207

OPERATING EXPENSES
Selling, general and administrative	11,583	29,222	51,008	76,938
Professional fees	300	20,556	31,845	72,188
TOTAL OPERATING EXPENSES	11,883	49,778	82,853	149,126

(LOSS) INCOME FROM OPERATIONS	(4,238)	73,776	(75,208)	(919)

OTHER INCOME (EXPENSE)
Interest income	15	-	117	1
Interest expense	(6,000)	(6,000)	(18,000)	(18,000)
Other income	121	2,130	121	2,130
TOTAL OTHER EXPENSE	(5,864)	(3,870)	(17,762)	(15,869)

(LOSS) INCOME BEFORE INCOME TAX	(10,102)	69,906	(92,970)	(16,788)

Income tax	-	688	-	1,488

NET (LOSS) INCOME	$(10,102)	$69,218	$(92,970)	$(18,276)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation (loss)gain	(6,040)	708	(13,145)	1,293

TOTAL COMPREHENSIVE (LOSS) INCOME	$(16,142)	$69,926	$(116,115)	$(16,983)

NET LOSS (INCOME) PER COMMON SHARE: BASIC AND DILUTED	$(0.000)	$0.002	$(0.003)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Deficit
Balance, December 31, 2020	35,540,000	$35,540	$583,882	$2,491	$(1,161,693)	$(539,780)

Foreign currency translation loss	-	-	-	1,293	-	1,293

Net loss for the nine months ended September 30, 2021	-	-	-	-	(18,276)	(18,276)

Balance, September 30, 2021	35,540,000	$35,540	$583,882	$3,784	$(1,179,969)	$(556,763)

Balance, December 31, 2021	35,540,000	$35,540	$583,882	$6,266	$(1,162,307)	$(536,619)

Foreign currency translation income	-	-	-	(13,145)	-	(13,145)

Net loss for the nine months ended September 30, 2022	-	-	-	-	(92,970)	(92,970)

Balance, September 30, 2022	35,540,000	$35,540	$583,882	$(6,879)	$(1,255,277)	$(642,734)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,970)	$(18,276)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Amortization of Right-of-use assets	(1,058)	50,857
Changes in assets and liabilities:
Accounts receivable – related party	(33,850)	43,200
Inventories	-	(86,805)
Advances to vendor and others	33,907	(101,248)
Interest payable	18,000	18,000
Lease Liabilities	96	(35,354)
Accrued liabilities	(586)	19,843
Customer deposit – related party	-	108,356
CASH FLOW USED IN IN OPERATING ACTIVITIES	(76,461)	(1,427)

CASH FLOWS FROM FINANCING ACTIVITIES
New loan from related party	1,500	53,332
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	53,332

EFFECT OF EXCHANGE RATE CHANGES	(4,812)	322

Net changes in cash and cash equivalents	(79,773)	52,227
Cash and cash equivalents, beginning of periods	108,356	30,700
Cash and cash equivalents, end of periods	$28,583	$82,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$-	$1,488

NON-CASH TRANSACTION:
Due to related party for expenses paid on behalf of the Company	$-	$12,367

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

The Company had net losses of $92,970 and $18,276 for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had accumulated deficits of $1,255,277 and $1,162,307 as of September 30, 2022 and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

The Company’s revenue mainly generates from the sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in the cost of sales.

Recently Issued Accounting Pronouncement Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers,” as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows and disclosures.

The FASB issued ASU 2020-06 (“Update”) to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance in this area. It also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. These changes are intended to make GAAP easier to apply and, therefore, reduce the frequency of errors in this part of the literature. Early adoption is permitted for fiscal years beginning after December 15, 2020. For SEC filers, excluding smaller reporting companies, this Update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendor and others includes primarily deposit for packaging materials. As of September 30, 2022 and December 31, 2021, advances to vendor and others were $40,840 and $80,677, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loan from Related Party

For the nine months ended September 30, 2022 and 2021, the Company borrowed  from the sole officer in the amounts of $1,500 and $53,332, respectively. As of September 30, 2022 and December 31, 2021, the Company obligated the officer, for an unsecured, non-interest-bearing demand loan with a balance of $387,918 and $386,418, respectively.

Sales to Related Party

For the nine months ended September 30, 2022 and 2021, net sales to Entity A were $39,507 and $434,288, accounted for 100% of the sales the Company generated for the periods, respectively. The accounts receivable as of September 30, 2022 and December 31, 2021 were $31,394 and $nil, which accounted for 100% of the accounts receivable of the Company, respectively.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with Entity A in Chongqing, China for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,800) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has priority to renew the lease. The Company tends to keep leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet.

On March 1, 2022, the Company entered into a new lease agreement with Entity A for the same office location for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent is lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease is for a one-year term and the Company has the right of first refusal to renew the lease. The Company tends to keep leasing the property after the lease term ends. The Company recognized right-of-use assets and lease liabilities on the balance sheet since the lease term started. Refer to Note 8 – Lease for details.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of September 30, 2022 and December 31, 2021, $28,583 and $108,356 of the Company’s cash and cash equivalents, were all insured, respectively.

With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts. No uncollectible accounts receivable in the past years.

Major customer

For the nine months ended September 30, 2022 and 2021, total sales to Entity A – the 100% customer, were $39,507 and $434,288, accounted for 100.0% of the sales the Company recognized, respectively. Accounts receivable due from Entity A were $31,394 and $nil as of September 30, 2022 and December 31, 2021, which accounted for 100.0% of the accounts receivable of the Company, respectively.

Major vendors

For the nine months ended September 30, 2022 and 2021, the Company purchased $31,862 and $268,772, respectively from its vendor. It accounted for 100.0% and 80.1% of total purchase of the Company for the nine months ended September 30 2022 and 2021, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On September 1, 2016, the Company entered into a convertible note agreement with the principal amount of $200,000 with an unrelated party. The note bears an interest of 12% per annum and the holder is able to convert all unpaid interest and principal into common shares at $3.50 per share at the maturity date. The note matures on September 1, 2018. The Company recognized a discount on the note of $38,857 on the agreement date. The interest expense was due every six months commencing on March 1, 2017 until the principal amount of this convertible note is paid in full.

On September 1, 2018 and 2019, the Company entered into two Amended and Restated 12% Convertible Promissory Note for one year with no consideration. The Company recognized a discount on the note of $40,000 and $54,000 on the amended agreement dates, respectively. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

On September 1, 2020, the convertible note agreement was extended to September 1, 2022 with no additional consideration and no discount on the note.

On September 1, 2022, the Company amended and restated the 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2024 with no additional consideration and no discount on the note.

 The Company recognized interest expense related to the convertible note of $18,000 and $18,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, net balance of the convertible note amounted to $200,000 and $200,000 with $146,000 and $128,000 interest payable, respectively.

NOTE 8 – LEASE

The Company adopted ASC 842 on January 1, 2019. The Company entered an operating lease for its China office with Entity A with monthly rent of RMB40,000 (approximately $5,800). The lease was for one year and the Company has priority to renewed it year by year. The Company intended to renew the lease. Leases were classified as operating at the inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under a similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term including the renewal term as of September 30, 2021 was five months. The Company has no finance lease.

On March 1, 2022, the Company entered into a new lease agreement with Entity A for the one-year term from March 1, 2022 to February 28, 2023.  The lease was classified as an operating lease at the inception, and results in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under a similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants.

The components of lease expense consist of the following:

		For the Nine Month Ended September 30,
	Classification	2022	2021
Operating lease cost	Operating expense	$19,385	$53,003

Net lease cost		$19,385	$53,003

Balance sheet information related to leases consists of the following:

Assets	Classification	September 30, 2022	December 31, 2021

Operating lease ROU assets	Right-of-use assets	$28,819	$31,171

Total lease assets		$28,819	$31,171
Liabilities
Operating lease liabilities
Short-term		$14,671	$31,171
Long-term		13,256	-

Total lease liabilities		$27,927	$31,171

Weighted average remaining lease term
Operating leases		1.42	0.42

Weighted average discount rate
Operating leases		5.25%	5.25%

Cash flow information related to leases consists of the following:

	For the Nine Month Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases *	$19,385	$-
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,194	35,354

Future minimum lease payment under non-cancellable lease as of September 30, 2022 are as follows:

Operating Leases
Remaining in 2022	$-
2023	24,091
2024	5,354
Total lease payments	29,445
Less: interest	(1,518)
Present value of lease liabilities	$27,927

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

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. HKFW in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits. CBNB in the PRC is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. PRC also gives tax discount to small enterprises whose annual taxable income are between one million to three million.

The Company’s income tax expense is mainly contributed by its subsidiary in PRC.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2022 and 2021, no GILTI tax obligation existed, and the GILTI tax expense was $0.

Income tax provision for the nine months ended September 30, 2022 and 2021 were $0 and $1,488, respectively.

Net deferred tax assets consist of the following components:

	September 30, 2022	December 31, 2021
Deferred tax asset:
Net operating loss carry forwards	$208,858	$182,688
Valuation allowance	(208,858)	(182,688)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $556,000, will carry indefinitely for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited to use in future years. Tax filings for the Company for the years after 2018 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 12 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of September 30, 2022 and December 31, 2021, China subsidiary had amounts of $266,452 and $391,307, respectively, in total assets, excluding inter-company balances, and it generated $39,507 and $434,288 for the nine months ended September 30, 2022 and 2021, respectively, in revenue. There was no revenue generated from inter-company transactions.

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

Critical Accounting Policies and Estimates

There have been no material impacts to our accounting estimates as of September 30, 2022 and December 31, 2021, or the results for the three and nine months ended September 30, 2023 and 2022, from the COVID-19 pandemic. The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally. We do not expect future material economic consequences from the COVID-19 pandemic.

Recent Accounting Pronouncements reflected in the Condensed Consolidated and Combined Financial Statements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance on January 1, 2023. See Note 17, “Supplemental Financial Information” for further information.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2023 using a prospective method, and the adoption did not have a material impact on the condensed consolidated financial statements.

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

Results of Operations

For the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change	Percent
Net Sales	$39,507	$362,444	$(322,937)	(89)%
Cost of Sales	31,862	238,890	(207,028)	(87)%
Gross Profit	7,645	123,554	(115,909)	(94)%

Operating expenses:
Selling, general and administrative	11,583	29,222	(17,639)	(60)%
Professional fees	300	20,556	(20,256)	(99)%
Total operating expenses	11,883	49,778	(37,895)	(76)%

(Loss) Income from operations	(4,238)	73,776	(78,014)	(106)%

Other income (expenses):
Interest income	15	-	15	100%
Interest expense	(6,000)	(6,000)	-	-%
Other Income	121	2,130	(2,009)	(94)%
Total other expenses	(5,864)	(3,870)	(1,994)	52%

Net (loss) income before income taxes	(10,102)	69,906	(80,008)	(114)%
Income tax expense	-	688	(688)	(100)%

Net (loss) Income	$(10,102)	$69,218	$(79,320)	(115)%

Net sales

The Company’s consolidated net sales for the three months ended September 30, 2022 and 2021 were $39,507 and $362,444, respectively. Cost of sales for the three months ended September 30, 2022 and 2021 were $31,862 and $238,890, respectively, resulting in gross profits of $7,645 and $123,554 for the three months ended September 30, 2022 and 2021, respectively. The Revenue decrease of $322,937 or 89% was due to the decrease in related party sales in PRC when COVID-19 was more serious in the three months ended September 30, 2022 compared with the same period in 2021. The sales concentrates on one customer which consists of 100% of the revenue.

Total operating expenses

For the three months ended September 30, 2022, total operating expense was $11,883, which consisted of professional fees of $300, China salary of $5,886, office other expenses of $5,697. For the three months ended September 30, 2021, total operating expenses were $49,778, which consisted of professional fees of $20,556, China salaries and office expenses of $10,954, rent of $17,668. Total operating expenses decreased $37,895, or 76%, primarily as a result of the decrease in professional fees $20,256 (from $20,556 in 2021 to $300 in 2022, and China office and other expenses decrease of $17,639 (from $29,222 in 2021 to $11,583 in 2022).

Total other income (expenses)

For the three months ended September 30, 2022, the Company had total other expenses of $5,864, which consists primarily of interest expense of $6,000, offset by other income of $121 and interest expense of $15. For the three months ended September 30, 2021, total other expenses were $3,870, which consisted of interest expense of $6,000 offset by other income of $2,130. Offset by the decrease of other income of $2009, Other expenses for the nine months ended September 30, 2022 stayed the same level as the other expenses for the nine months ended September 30, 2021.

Net Income (loss)

For the three months ended September 30, 2022, the Company had a net loss of $10,102, compared with a net income of $69,218 for the three months ended September 30, 2021, a decrease of $79,320 or 115%. The decrease in net loss was due to the reasons stated above.

For the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change	Percent
Net Sales	$39,507	$434,288	$(394,781)	(91)%
Cost of Sales	31,862	286,081	(254,219)	(89)%
Gross Profit	7,645	148,207	(140,562)	(95)%

Operating expenses:
Selling, general and administrative	51,008	76,938	(25,930)	(34)%
Professional fees	31,845	72,188	(40,343)	(56)%
Total operating expenses	82,853	149,126	(66,273)	(44)%

Income (Loss) from operations	(75,208)	(919)	(74,289)	8084%

Other income (expenses):
Interest income	117	1	116	11600%
Interest expense	(18,000)	(18,000)	-	-%
Other income	121	2,130	(2,009)	(94)%
Total other income (expenses)	(17,762)	(15,869)	(1,893)	12%

Income (Loss) before income taxes	(92,970)	(16,788)	(76,182)	454%
Income tax expense	-	1,488	(1,488)	(100)%

Net income (loss)	$(92,970)	$(18,276)	$(76,694)	409%

Net sales

The Company’s consolidated sales decreased $394,781, or 91% to $39,507 for the nine months ended September 30, 2022 from $434,288 for the nine months ended September 30, 2021. Cost of sales decreased $254,219 or 89% to $31,862 for the nine months ended September 30, 2022 from 286,081 for the nine months ended September 30, 2021. It resulted in a gross profit increased $140,562 or 95% to $$7,645 for the nine months ended September 31, 2022 from 148,207 for the nine months ended September 31, 2021. Gross profit decreased due to decrease in related party sales in PRC because the Pandemic was less serious in 2021 compared to 2020. The sales concentrates on one customer which consists of 100% of the revenue.

Total operating expenses

For the nine months ended September 30, 2022, total operating expenses were $82,853, which mainly consists of professional fees of $31,845, China salary of $17,272, office rent of $25,013 and other expenses of $8,723. For the nine months ended September 30, 2021, total operating expenses were $149,126, which consisted of professional fees of $72,188, China salaries, office & other expenses of $22,513 and rent expenses of $53,003, and expenses of $1,422 in U.S. Total operating expenses decreased $66,273, or 44%, which was a result of the decrease of $25,930 or 34% in rent and other expenses,  and the increase in professional fees paid of $40,343 or 56% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Total other income (expenses)

For the nine months ended September 30, 2022, the Company had other expenses of $17,762, which consists of  interest expenses of $18,000, other income of $121 and interest income of $117. For the nine months ended September 30, 2021, the Company had other expenses of $15,869, which consists of interest income of $1, interest expenses of $18,000 and other income of $2,130. Other income/expenses were at a similar level for the nine months ended September 30, 2022, compared with the other income/expenses for the September 30, 2021. The decrease of other income of $2,009 and offset by the increase in interest of $116 for the nine months ended September 30, 2022 compared to the same nine months ended September 30, 2021.

Net Income

For the nine months ended September 30, 2022, the Company had a net loss of $92,970, an increase of net loss of $79,320 or 409% compared to the net loss of $18,276 for the nine months ended September 30, 2021. The decrease in net loss is predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2022, the company had cash and cash equivalents and total assets of $28,583 and $129,636, respectively. As of said date, the Company had total liabilities of $772,370, of which $200,000 was due to convertible note payable, $387,918 was due to the sole officer and director as an unsecured, non-interest-bearing demand loan, and $146,000 was interest payable. As of September 30, 2021, the Company had cash and cash equivalents and total assets of $82,927 and $322,483, respectively. As of said date, the Company had total liabilities of $879,246, of which $200,000 was due to convertible note payable a $393,618 was due to the sole officer and director as an unsecured, non-interest-bearing demand loan. As of September 30, 2022, and December 31, 2021, the Company had negative working capital amount of $458,297 and $367,790, respectively.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, net cash flows used in operating activities was $76,461, resulting from a net loss of $92,970, an increase of loss caused by changes in accounts receivable of $33,850, amortization of Right-of-use of assets of $1,058 and accrued liability of $586, offset by the increase of prepaid expenses of $33,907,  interest payable of $18,000 and lease liabilities of $96. For the nine months ended September 30, 2021, net cash flows used in operating activities was $1,427, resulting from a net loss of $18,276, a decrease in prepaid expenses of $101,248, inventories of $86,805 and lease liabilities of $35,354, offset by the increase of accrued liabilities of $19,843, amortization of $50,857, accounts payable of $43,200, interest payable of $18,000 and customer deposit of $108,356. The net cash flow used in operating activities for the nine months ended September 30, 2022 was $76,461, a $75,034 increase from $1,427 for the nine months ended September 30, 2021.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022 and 2021, there were no cash flow used in investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, cash flow from investing activities was $1,500, a $51,832 decrease from $53,332 for the nine months ended September 30, 2021. It is solely resulted from the loan from the Company’s sole officer and director.

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

The Company had net loss of $92,970 for the nine months ended September 30, 2022, a $74,694 increase of net loss from $18,276 for the nine months ended September 30, 2021, In addition, the Company had an accumulated deficit of $1,255,277 as of September 30, 2022, and generated negative cash flow from operating activities for the nine months ended September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2022, the Company entered into an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2024 with no additional consideration.

The Company recognized interest expense related to the convertible note of $18,000 and $18,000, respectively, for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, net balance of the convertible note amounted to $200,000.

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

Based on that evaluation, as of September 30, 2022, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: October 10, 2023	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

