Form 10-K
period 2022-12-31
MAKINGORG, INC.
filed 2023-10-11
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒.     No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $7,588,899 (computed by reference to the closing price of a share of the Company’s common stock of $0.75 on that date as reported).

As of October 8, 2023, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

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

On July 29, 2014, Vladimir Nedrygaylo, the principal shareholder of Drimex Inc. consummated the transactions contemplated by the Stock Purchase Agreement dated as of June 24, 2014 which provided for the sale of 5,000,000 shares of common stock (not adjusted for the forward split described below) of the Company (the “Shares”) to Juanzi Cui. The consideration paid for the Shares, which represented 84.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $325,000. The source of the cash consideration for the Shares was the personal funds of Mrs. Cui. In connection with the transaction, Mr. Nedrygaylo released the Company from all debts owed to him. Ms. Cui became the Company’s sole officer and director.

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

Item 1A. Risk Factors

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

•	Risks Relating to Doing Business in China

o	Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations;
o	Our profitability may be seriously affected by fluctuations in exchange rates between the Renminbi and the U.S. dollar;
o	Governmental control of currency conversion may limit our ability to use our revenues effectively and our ability to obtain financing;
o	Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position;
o	Uncertainties with respect to the PRC legal system could have a material adverse effect on us;
o	Since our operations and assets are located in China, shareholders may find it difficult to enforce a U.S. judgement against the assets of our Company, our directors and executive officers.

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

All of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between the Renminbi and foreign currencies, and regulate the growth of the general or specific market. While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. As the PRC economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the PRC government to forestall economic downturns or bolster China’s economic growth could materially affect our business. Any adverse change in the economic conditions in China, in policies of the PRC government or in laws and regulations in China could have a material adverse effect on the overall economic growth of China and market demand for our outsourcing services. Such developments could adversely affect our businesses, lead to a reduction in demand for our services and adversely affect our competitive position.

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

Item 1B. Unresolved Staff s

None

Item 2. Properties

The Company signed a lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It calls for a monthly rent of RMB40,000 (approximately $6,200). The lease was for one year and was subject to renewal at the Company’s discretion. This lease was classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. The leases did not provide an explicit or implicit rate of return, the Company determined incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for lease was the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The Company keeps leasing the property month by month after the lease term ended. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Refer to Note 8 – Lease for details. The Company currently has no finance leases.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, the Company became listed on the OTCQB under the symbol “DRIM”. As of August 25, 2014, the trading symbol of the Company became “CQCQ”. The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTC as of the end of each quarter commencing on January 1, 2021 through December 31, 2021 was $4.20 to $0.75. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTC Markets on October 9, 2023, was $0.75

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

Holders

As of September 30, 2023, there were 35,540,000 shares of common stock issued and outstanding, which were held by 312 stockholders of record.

Equity Compensation Plans

Currently the Company does not have any equity compensation plan.

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

On September 1, 2022, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2024 with no additional consideration. No discount is recognized at the amended agreement date.

The Company incurred interest expense related to the convertible note of $24,000 and $24,000 for the years ended December 31, 2022 and 2021, respectively. No unamortized debt discount as of December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

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

CBKB entered into a Strategic Cooperation Framework Agreement with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food. This agreement did not continue due to HLCH did not operating well in the year 2019.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s common stock may have a depressive effect on such a market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition affected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then stockholders.

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

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for the purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

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

The Company’s revenue mainly generates from the sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluates its product sales contracts and determines that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

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

	Average Rate for the Twelve Months Ended December 31,
	2022		2021
China yuan (RMB)	RMB	6.728489	RMB	6.452480
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	December 31, 2021		December 31, 2021
China yuan (RMB)	RMB	6.909062	RMB	6.355095
United States dollar ($)		$1.000000		$1.000000

LEASE

The Company adopted ASC 842 on January 1, 2019. The Company entered an operating lease for its China office with Entity A with monthly rent of RMB40,000 (approximately $5,800). The lease was for one year and the Company has priority to renew it. The Company intended to renew the lease. Leases were classified as operating at the inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under a similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants. The remaining term including the renewal term as of September 30, 2021 was 8 months. The Company has no finance lease.

On March 1, 2022, the Company entered into a new lease agreement with Entity A for the one-year term from March 1, 2022 to February 28, 2023.  The lease was classified as an operating lease at inception, and results in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under a similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants.

The components of lease expense consist of the following:

		Years Ended December 31,
	Classification	2022	2021
Operating lease cost	Selling, General & Administrative expenses	$18,873	$70,848

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Right-of-use assets	$24,587	$31,171
Liabilities
Operating lease liabilities	Current portion	$23,681	$31,171
Operating lease liabilities	Long-term portion	5,501	-
Total lease liabilities		$29,182	$31,171

Weighted average remaining lease term
Operating leases		1.17	0.42

Weighted average discount rate
Operating leases		5.25%	5.25%

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

Results of Operations

For the years ended December 31, 2022 and December 31, 2021

	Years Ended December 31,
	2022	2021	Change	Percent
Net Sales	$38,751	$611,328	$(572,577)	-94%
Cost of Sales	31,252	397,120	(365,868)	-92%
Gross Profit	7,499	214,208	(206,709)	-96%

Operating expenses:
Selling, general and administrative	62,728	102,297	(39,569)	-39%
Professional fees	38,745	88,248	(49,503)	-56%

Total operating expenses	101,473	190,545	(89,072)	-47%

Other income (expenses):
Interest income	122	2	120	6000%
Interest expense	(24,000)	(24,000)	-	0%
Other income	2,297	1,348	949	70%
Loss on inventory write-down	-	-	-	-%
Total other income (expenses)	(21,581)	(22,650)	1,069	-5%

Income (Loss) before income taxes	(115,555)	1,013	(116,533)	-11507%
Income tax expense	800	1,627	(827)	-51%

Net loss	$(116,355)	$(614)	$(115,741)	18850%

Sales, cost of sales and gross profit

The Company’s consolidated sales for the year ended December 31, 2022 was $38,751, a decrease of $572,577 or 94% from the sales of $611,328 for the year ended December 31, 2021. Cost of sales for the year ended December 31, 2022 was $31,252, a decrease of $365,868 or 92% from cost of sales of $397,120 for the year ended December 31, 2021. It resulted in a gross profit of $7,499 for the year ended December 31, 2022, a decrease of $206,709 or 96% from the gross profit of $214,208 for the year ended December 31, 2021. The decrease in sales, cost and gross profit was due to the decrease of sales in PRC because the COVID-19 was affecting more in people’s life in 2022 compared to 2021, when it started to burst out.

Total operating expenses

For the year ended December 31, 2022, total operating expenses were $101,473, which consisted of professional fees of $38,745, China rent expense of $38,554, China salary, office expense and miscellaneous expense of $24,174. For the year ended December 31, 2021, total operating expenses were $190,545, which consisted of professional fees of $88,248, China rent expense of $66,448, China salary, office expense and miscellaneous expense of $35,849. Total operating expenses decreased $89,072, or 47% due to three month rent exemption for the last quarter of 2022 in China, and the reduction of expenses because of the shutdown of business due to COVID19 in China.

Total other income (expense)

For the year ended December 31, 2022, total other expenses were $21,581, which consisted of interest expense of $24,000, interest income of $122 and other income of $2,297. For the year ended December 31, 2021, total other expenses were $22,650, which consisted of interest expense of $24,000, interest income of $2 and other income of $1,348. Total other expense decreased $1,069, or 5% for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to the increase in other income, which consists of the local government subsidy in China.

Net loss

For the year ended December 31, 2022, the Company had a net loss of 116,355, an increase of loss of $115,741 or 18850% from the net loss of $614 for the year ended December 31, 2021. The increase of net loss was due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash and cash equivalents and total assets of $23,852 and $122,087, a decrease of $84,504 or 78% in cash and cash equivalents and a decrease of $98,117 or 45% in total assets compared to the cash and cash equivalents and total assets of $108,356 and $220,204, respectively as of December 31, 2021. As of December 31, 2022, the Company had total liabilities of $786,209, of which $$200,000 was convertible note payable, $152,000 was interest payable, $17,109 was accrued liabilities, $23,681 was lease liabilities and $387,918 was due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of December 31, 2021, the Company had total liabilities of $756,823, of which $200,000 is convertible note payable and $128,000 is interest payable, $11,234 is accrued liabilities, $31,171 is lease liabilities and $386,418 is due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of December 31, 2022, and 2021, the Company had negative working capital amount of $458,621 and $336,619, respectively, an increase of negative working capital of $122,002 or $41%.

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

Cash Flows from Operating Activities

For the year ended December 31, 2022, net cash flows used in operating activities is $80,912, resulting from a net loss of $116,355, a net decrease of $110,661 or 372% from the net cash provided by operating activities of $29,748 for the year ended December 31, 2021. It caused by the decrease of loss of $115,741, a net decrease of accounts receivable change of $82,706, a net decrease of lease liabilities of 27,418 and a net decrease of $421 caused by changes in accrued liabilities, offset by the increase of amortization of right-of-use of assets of $4,194 and increase of $111,431 in prepaid expenses and other current assets. For the year ended December 31, 2021, net cash flows provide by operating activities is $29,748, resulting from a net loss of $614, increased by accounts receivable change of $49,504, interest payable of $24,000, lease liabilities of $27,418 and accrued liabilities of $14,579, offset by the decrease caused by Prepaid expenses change of $111,431.

Cash Flows from Investing Activities

For the years ended December 31, 2022 and 2021, no cash flow from investing activity.

Cash Flows from Financing Activities

The Company financed the operations primarily from the advances from its sole officer and director. For the years ended December 31, 2022 and 2021, cash flows provided by advances from the Company’s sole officer and director of $1,500 and $46,132, respectively, a decrease of $44,632 or 97% because of the operation needs reduced due to COVID19.

Going Concern Consideration

The Company had net losses of $116,355 and $614 for the years ended December 31, 2022 and 2021 respectively. In addition, the Company had accumulated deficits of $1,278,662 and $1,162,307 and generated not enough/negative cash flows from operating activities as of and for the years ended December 31, 2022 and 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 1, 2022, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note to September 1, 2024 with no additional consideration. No discount on the note was recognized at the amended agreement date.

The Company recognized interest expense related to the convertible note of $24,000 and $24,000 for the years ended December 31, 2022 and 2021, respectively. There was no unamortized debt discount as of December 31, 2022 and 2021 respectively. As of December 31, 2022, and 2021, net balances of the convertible note were $200,000.

Operating Lease

The Company has an operating lease for its office space from a third party in the United States. The Company determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contract provides the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease. Leases are classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under a similar term, which is 7.33%. Lease expense for the lease is recognized on a straight-line basis over the lease term. The lease does not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The lease expired on August 31, 2020.

The Company signed a lease agreement with a related party in China in June 2020, an entity in which CBKB’s supervisor is a shareholder. It called for a monthly rent of RMB40,000 (approximately $5,800). The lease was for one year and was subject to renewal. The lease was classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 5.25%. The lease did not contain any residual value guarantees or material restrictive covenants. The Company currently has no finance leases.

On March 1, 2022, the Company entered into a new lease agreement with Entity A for the one-year term from March 1, 2022 to February 28, 2023.  The lease was classified as an operating lease at inception, and results in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under a similar term, which is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants.

As of December 31, 2022, total future minimum annual lease payments under non-cancellable lease are follows:

Operating Leases
2023	$24,091
2024	5,354
Total lease payments	29,445
Less: Interest	(1,518)
Present value of lease liabilities	$27,927

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

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MakingORG, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MakingORG, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue recognition

As described in Note 2 and 6 to the consolidated financial statements, the Company generates its revenue from sales of acer truncatum bunge related health products exclusively from one customer. The Company evaluates its product sales contracts and determines that the contracts with its customer are distinct and contain one performance obligation. Performance obligation is satisfied when finished goods are delivered to the customer.

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

 /s/ Simon & Edward, LLP

(PCAOB #2485)

Rowland Heights, California

October 10, 2023

We have served as the Company’s auditor since 2016.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$23,852	$108,356
Accounts receivable – related party	32,334	-
Advances to vendor and others	41,314	80,677
Right-of-use assets – operating lease, current	24,587	31,171
Total Current Assets	122,087	220,204

Total Assets	$122,087	$220,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$152,000	$128,000
Accrued liabilities	17,109	11,234
Lease liabilities - operating lease	23,681	31,171
Due to related party	387,918	386,418
Total Current Liabilities	580,708	556,823

Long-Term Liabilities
Convertible note payable, noncurrent	200,000	200,000
Lease liabilities – operating lease, noncurrent	5,501	-
Total Long-term Liabilities	205,501	200,000

TOTAL LIABILITIES	786,209	756,823

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	(4,882)	6,266
Accumulated deficit	(1,278,662)	(1,162,307)
Total Stockholders’ Deficit	(664,122)	(536,619)

Total Liabilities and Stockholders’ Deficit	$122,087	$220,204

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2022	2021

REVENUE – RELATED PARTY	$38,751	$611,328
Cost of Revenue	31,252	397,120
GROSS PROFIT	7,499	214,208

OPERATING EXPENSES
Selling, general and administrative	62,728	102,297
Professional fees	38,745	88,248
TOTAL OPERATING EXPENSES	101,473	190,545

(LOSS) INCOME FROM OPERATIONS	(93,974)	23,663

OTHER INCOME (EXPENSE)
Interest income	122	2
Interest expense	(24,000)	(24,000)
Other income, net	2,297	1,348
Loss on inventory write-down	-	-
TOTAL OTHER EXPENSE, NET	(21,581)	(22,650)

(LOSS) INCOME BEFORE INCOME TAX	(115,555)	1,013

Income tax	800	1,627

NET LOSS	$(116,355)	$(614)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income	(11,148)	3,775

TOTAL COMPREHENSIVE LOSS	$(127,503)	$(3,161)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.003)	$(0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2020	35,540,000	$35,430	$583,882	$2,491	$(1,161,693)	$(539,780)

Foreign currency translation income	-	-	-	3,775	-	3,775

Net loss	-	-	-	-	(614)	(614)

Balance, December 31, 2021	35,540,000	35,430	583,882	6,266	(1,162,307)	(536,619)

Foreign currency translation loss	-	-	-	(11,148)	-	(11,148)

Net loss	-	-	-	-	(116,355)	(116,355)

Balance, December 31, 2022	35,540,000	$35,540	$583,882	$(4,882)	$(1,278,662)	$(664,122)

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,355)	$(614)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	4,194	-
Changes in assets and liabilities:
Accounts receivable	(33,202)	49,504
Prepaid expenses and other current assets	33,941	(77,490)
Interest payable	24,000	24,000
Accrued liabilities	5,987	6,408
Lease liabilities	523	27,940
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(80,912)	29,748

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	1,500	46,132
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,500	46,132

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,092)	1,776

NET CHANGE IN CASH AND CASH EQUIVALENTS	(84,504)	77,656
Cash and cash equivalents, beginning of period	108,356	30,700
Cash and cash equivalents, end of period	$23,852	$108,356

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$800	$800

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

The Company had net losses of $116,355 and $614 for the years ended December 31, 2022 and 2021 respectively. In addition, the Company had an accumulated deficit of $1,278,662 and $1,162,307, respectively, and generated not enough/negative cash flows from operating activities as of and for years ended December 31, 2022 and 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Management evaluated that there was no allowance for doubtful accounts as of December 31, 2022 and 2021, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (c) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. As of December 31, 2022 and 2021, there were no inventory held on hands.

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

The Company’s revenue mainly generates from sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluates its product sales contracts and determines that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in cost of sales.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2022 and 2021.

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

	Average Rate for the Twelve Months Ended December 31,
	2022		2021
China yuan (RMB)	RMB	6.728489	RMB	6.452480
United States dollar (USD)	USD	1.000000		$1.000000

	Exchange Rate at
	December 31, 2021		December 31, 2021
China yuan (RMB)	RMB	6.909062	RMB	6.355095
United States dollar (USD)	USD	1.000000		$1.000000

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Lease

The Company adopted the new lease accounting – ASC 842 on January 1,2019. The Company determines if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on its consolidated balance sheet. Operating lease assets represent its right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments over the lease term. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using its incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

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

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendors and others was advance for purchasing of packaging materials. There were $41,314 and $nil  advances to vendor as of December 31, 2022 and 2021, respectively. No interest bearing for the advances to vendor, which is expecting to use during 2023.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to Related Party

The Company lent RMB 80,000 (approximately $12,209) to the Entity A, a related party whose shareholder is a board member of CBKB, and the landlord of the office space CBKB leased in China. The loan has a term of six months and matured on March 31, 2021, with a monthly interest rate of 1%. According to the loan agreement, the loan principal could be applied to the monthly lease payment for two months (RMB 40,000 per month). The related party was not able to pay back the loan on the maturity date and CBKB withheld April and May 2021 lease payments to offset with the loan principal due. Entity A paid the entire interest of RMB 4,800 back on April 1, 2021.

Due from Related Party

The Company borrows from its sole officer when there are business operation needs. For the years ended December 31, 2022 and 2021, the Company’s Chief Executive Officer (“CEO”) lent the Company $1,500 and $46,132, respectively, with the loan balances totaled $387,918 and $386,418 as of December 31,2022 and 2021. The loans were unsecured, non-interest bearing and due on demand.

Revenue - Related Party

The Company sells its product to a related party, Entity A. For the years ended December 31, 2022 and 2021, the Company’s total revenue generated from the sales transactions with the related party were $38,751 and $611,328, respectively. As of December 31, 2022 and 2021, accounts receivable due from Entity A were $32,334 and $nil, respectively.

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement with Entity A in Chongqing, China for the period from June 1, 2020 to May 31, 2021. Pursuant to the lease agreement, the Company pays a monthly rent of RMB40,000 (approximately $5,800) paid quarterly before the start of each quarter. The lease is for a one-year term and the Company has the priority to renew the lease. The Company tend to keep leasing the property after the lease term ends. Therefore, based on the lease agreement, we did the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Refer to Note 9 – Lease for details.

On March 1, 2022, the Company entered into a lease agreement with Entity A for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent is lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two months’ rent free. The lease is for a one-year term and the Company has the right of first refusal or renew the lease. The Company recognized right-of-use assets and lease liabilities on the balance sheet upon executed of the lease agreement. Refer to Note 9 – Lease for details.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents were fully insured.

Major customer

For the years ended December 31, 2022 and 2021, the Company generated revenues exclusively from one customer – Entity A in the amounts of $38,751 and $611,328, respectively. As of December 31, 2022, the $32,334 accounts receivable due from Entity A accounted 100% of the accounts receivable balance outstanding.

Major vendors

For the years ended December 31, 2022 and 2021, the Company’s purchase from the vendors accounted more than 10% of total purchase were:

	Years Ended December 31,
	2022		2021
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$30,466	100%	$231,280	52%
Vendor B	$-	-%	$108,770	25%
Vendor C	$-	-%	$57,071	13%

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

On September 1, 2022, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2024 with no additional consideration. The Company recognized a discount on the note of $0 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $24,000 and $24,000, respectively, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, the Company had $152,000 and $128,000 interest payable associated with the $200,000 convertible note, respectively.

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

On March 1, 2022, the Company entered into a new lease agreement with Entity A at the same premise for the one-year term from March 1, 2022 to February 28, 2023 with one year renewal automatically.  The lease was classified as an operating lease, and ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines the incremental borrowing rate is 5.25%. The lease does not contain any residual value guarantees or material restrictive covenants.

The components of lease expense consist of the following:

		Years Ended December 31,
	Classification	2022	2021
Operating lease cost	Selling, General & Administrative expenses	$18,873	$70,848

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Right-of-use assets	$24,587	$31,171
Liabilities
Operating lease liabilities	Current portion	$23,681	$31,171
Operating lease liabilities	Long-term portion	5,501	-
Total lease liabilities		$29,182	$31,171

Weighted average remaining lease term
Operating leases		1.17	0.42

Weighted average discount rate
Operating leases		5.25%	5.25%

Cash flow information related to leases consists of the following:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,873	$37,195
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,449	71,066

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840.

Future minimum lease payment under non-cancellable lease as of December 31, 2022 was as follows:

Operating Leases
2023	$24,812
2024	5,514
Total lease payments	30,326
Less: Interest	(1,144)
Present value of lease liabilities	$29,182

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

No common stock was issued in 2022 and 2021. As of December 31, 2022 the Company had 35,540,000 shares of common stock issued and outstanding.

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

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. HKFW in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits. CBNB in the PRC is governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. PRC also gives tax discount to small enterprises whose annual taxable income is between one million to three million.

The Company’s income tax expense is mainly contributed by its subsidiary in PRC.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2022 and 2021, no GILTI tax obligation existed and the GILTI tax expense was nil.

Provision (benefit) for income tax for the year ended December 31, 2022 consisted of:

Year ended December 31, 2022	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Provision (benefit) for income tax for the year ended December 31, 2021 consisted of:

Year ended December 31, 2021	Federal	State	Foreign	Total
Current	$-	$800	$827	$1,627
Deferred	-	-	-	-
Total	$-	$800	$827	$1,627

Net deferred tax assets consist of the following components as of:

	December 31,
	2022	2021
Deferred tax asset:
Net operating loss carry forwards	$185,149	$182,688
Valuation allowance	(185,149)	(182,688)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $458,700, will carry indefinitely for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited to use in future years. Tax filings for the Company for the years after 2018 is available for examination by state tax jurisdictions and federal tax purposes.

NOTE 11 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the years ended December 31, 2022 and 2021 were as follows:

	For the Years ended December 31,
Geographic Areas	2022	2021
Revenue
PRC	38,751	611,328
USA	-	-
Total Revenue	$38,751	$611,328

Income (Loss) from Operations
PRC	$(53,000)	$(114,699)
USA	(40,974)	91,036
Total Loss from operations	$(93,974)	$(23,663)

Net Income (Loss)
PRC	$(50,582)	$115,220
USA	(65,773)	(115,834)
Total Net Loss	$(116,355)	$(614)

The geographical distribution of the Company’s financial information as of December 31, 2022 and 2021 were as follows:

	For the Years ended December 31,
Geographic Areas	2022	2021
Reportable Assets
PRC	259,713	323,893
USA	111,869	44,498
Elimination	(25,757)	(148,187)
Total Reportable Assets	$122,087	$220,204

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2022 and 2021.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Name	Age	Position

Juanzi Cui	52	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 52, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

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

The percentages below are calculated based on 35,540,000 shares of our common stock issued and outstanding as of July 11, 2023. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 385 S. Lemon Avenue #E 301, Walnut, CA 91789

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.53%

Directors and officers as a group (1 person)	25,421,468	71.53%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2022 and 2021, the Company’s sole officer loaned the Company $1,500 and $53,332, respectively. As of December 31, 2022 and 2021, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $387,918 and $386,418, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Their pre-approved fees billed to the Company are set forth below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$24,500	$24,500
Audit Related Fees	$-	$-
Tax Fees	$3,500	$3,500
All Other Fees	$-	$-

As of December 31, 2022, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

MAKINGORG, INC.

Dated: October 11, 2023	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 11, 2023	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

