Form 10-K/A
period 2022-12-31
MAKINGORG, INC.
filed 2023-10-23
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of October 18, 2023, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This amendment on Form 10-K/A is being filed to include the completed and dated auditor’s report.

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

Competition

The Company is an insignificant participant among firms which engage in business combinations with development stage enterprises. There are many established health companies which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company’s limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company’s competitors.

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

Results of Operations

For the years ended December 31, 2022 and December 31, 2021

	Years Ended December 31,
	2022	2021	Change	Percent
Net Sales	$38,751	$611,328	$(572,577)	-94%
Cost of Sales	31,252	397,120	(365,868)	-92%
Gross Profit	7,499	214,208	(206,709)	-96%

Operating expenses:
Selling, general and administrative	62,728	102,297	(39,569)	-39%
Professional fees	38,745	88,248	(49,503)	-56%

Total operating expenses	101,473	190,545	(89,072)	-47%

Other income (expenses):
Interest income	122	2	120	6000%
Interest expense	(24,000)	(24,000)	-	0%
Other income	2,297	1,348	949	70%
Total other (expenses) income	(21,581)	(22,650)	1,069	-5%

(Loss) Income before income taxes	(115,555)	1,013	(116,533)	-11507%
Income tax expense	800	1,627	(827)	-51%

Net loss	$(116,355)	$(614)	$(115,741)	18850%

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

October 23, 2023

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKINGORG, INC.

Dated: October 23, 2023	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 23, 2023	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

