Form 10-Q
period 2023-03-31
MAKINGORG, INC.
filed 2024-07-05
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

19th Floor, No. 9 Shangqingsi Road,Yuzhong District,

Chongqing, China

+86-023-6330810

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 1, 2024
Common Stock: $0.001	35,540,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,129	$23,852
Accounts receivable – related party	-	32,334
Advances to vendors and others	41,544	41,314
Total Current Assets	68,673	97,500

Right-of-use assets - operating lease	60,751	24,587

Total Assets	$129,424	$122,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$158,000	$152,000
Accrued liabilities	1,543	17,109
Customer deposit – related party	3,640	-
Lease liabilities - operating lease	32,273	23,681
Due to related party	387,918	387,918
Total Current Liabilities	583,373	580,708

Long-Term Liabilities
Convertible note payable, noncurrent	$200,000	$200,000
Lease liabilities - operating lease, non-current	31,269	5,501
Total Long-term Liabilities	231,269	205,501

Total Liabilities	$814,642	$786,209

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive loss	(4,640)	(4,882)
Accumulated deficit	(1,300,000)	(1,278,662)
Total Stockholders’ Deficit	(685,218)	(664,122)

Total Liabilities and Stockholders’ Deficit	$129,424	$122,087

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2023	2022

Net Sales-Related Party	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

OPERATING EXPENSES
Selling, general and administrative	6,233	23,960
Professional fees	9,110	17,593
TOTAL OPERATING EXPENSES	15,343	41,553

LOSS FROM OPERATIONS	(15,343)	(41,553)

OTHER INCOME (EXPENSE)
Interest income	4	-
Interest expense	(6,000)	(6,000)
Other income	1	2
TOTAL OTHER EXPENSE, NET	(5,995)	(5,998)

LOSS BEFORE INCOME TAX	(21,338)	(47,551)

Income tax	-	-

NET LOSS	$(21,338)	$(47,551)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation Income	242	301

TOTAL COMPREHENSIVE LOSS	$(21,096)	$(47,250)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2022	35,540,000	$35,540	$583,882	$(4,882)	$(1,278,662)	$(664,122)

Foreign currency translation gain	-	-	-	242	-	242

Net loss	-	-	-	-	(21,338)	(21,338)

Balance, March 31, 2023	35,540,000	$35,540	$583,882	$(4,640)	$(1,300,000)	$(685,218)

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	35,540,000	$35,540	$583,882	$6,266	$(1,162,307)	$(536,619)

Foreign currency translation gain	-	-	-	301	-	301

Net loss	-	-	-	-	(47,551)	(47,551)

Balance, March 31, 2022	35,540,000	$35,540	$583,882	$6,567	$(1,209,858)	$(583,869)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,338)	$(47,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of Right-of-use assets	(36,160)	-
Changes in assets and liabilities:
Accounts receivable	32,649	-
Advances to vendors and others	-	(1,114)
Interest payable	6,000	6,000
Accrued liabilities	(15,573)	13,215
Lease liabilities	34,322	-
Customer deposit – related party	3,654	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,554	(29,450)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(277)	133

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,277	(29,317)
Cash and cash equivalents, beginning of period	23,852	108,356
Cash and cash equivalents, end of period	$27,129	$79,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

In January 2020, the World Health Organization declared an outbreak of the coronavirus (“COVID-19”) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. The Company experienced some adverse impacts on its business in the PRC Segment, such as limited access to its staff in the PRC and restrictions on business travel within the PRC and between USA and PRC. The pandemic created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company depends on numerous factors and developments related to COVID-19. Consequently, the business  of the Company dropped significantly in the past years.  The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally. We do not expect future material economic consequences from the COVID-19 pandemic.

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

The Company had a net loss of $21,338 and $47,551 for the three months ended March 31, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $1,300,000 and $1,278,662 as of March 31, 2023 and December 31, 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Company’s Form 10-K/A filed on October 23, 2023, have been omitted.

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

As of March 31, 2023 and 2022, the Company did not generate any revenue.  The Company generates revenue from sales of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea by its wholly-owned subsidiary in China. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in cost of sales.

Recently Issued Accounting Pronouncement Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2016-13 effective on January 1, 2023. Adoption of the new standard did not have impact on the Company’s consolidated financial statements or financial disclosure since there was no accounts receivable balance as of January 1, 2023.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers,” as if the acquirer had originated the contracts. Under current accounting standards, contract assets and contract liabilities acquired in a business combination are to be recorded at fair value using the ASC 805 measurement principle. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022. The adoption of ASU 2021-08, effective January 1, 2023, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

Recently Issued Accounting Pronouncement Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 4 – ADVANCES TO VENDORS AND OTHERS

Advances to vendors and others include primarily deposit for packaging materials. As of March 31, 2023 and December 31, 2022, advances to vendors and others were $41,544 and $41,314, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advance from Customer

As of March 31, 2023 and December 31, 2022, the Company advances from the customer was $3,640 and $0, respectively.

Loan from Related Party

As of March 31, 2023 and December 31, 2022, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $387,918 and $387,918, respectively.

Sales to Related Party

For the three months ended March 31, 2023 and 2022, there were no sales and no accounts receivable due to Covid-19 regulations affecting businesses operating in China.

Lease Agreement

On March 1, 2022, the Company entered into a lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent was lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease was for a one-year term and the Company had the priority to renew the lease. The Company renewed the lease and has been leasing the property since February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025.  Based on the lease agreement, $60,571 and $63,542 right-of-use (“ROU”) assets and lease liabilities was recognized as of March 31, 2023, respectively.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of March 31, 2023 and December 31, 2022, $27,129 and $23,852 balances of the Company’s cash and cash equivalents, were all insured, respectively.

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

On September 1, 2018 and 2019, the Company entered into two Amended and Restated 12% Convertible Promissory Notes for one year with no consideration. The Company recognized a discount on the note of $40,000 and $54,000 at the amended agreement dates, respectively. Since the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

The Company recognized interest expense related to the convertible note of $6,000 and $6,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, net balance of the convertible note amounted to $200,000 and $200,000, respectively, with $158,000 and $152,000 interest payable, respectively.

NOTE 8 – LEASE

On March 1, 2022, the Company entered into a lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent was lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease was for a one-year term and the Company had the priority to renew the lease. The Company renewed the lease and has been leasing the property since February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025.  Leases is classified as operating at the inception of the lease and ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date with 5.80% incremental borrowing rate used. The lease does not contain any residual value guarantees or material restrictive covenants.

The components of lease expense consist of the following:

		Three Months Ended March 31,
	Classification	2023	2022
Operating lease cost	S, G&A expense	$2,801	$15,227

Net lease cost		$2,801	$15,227

Balance sheet information related to leases consists of the following:

Assets	Classification	March 31, 2023	December 31, 2022

Operating lease ROU assets	Right-of-use assets	$60,751	$24,587

Total leased assets		$60,751	$24,587
Liabilities

Operating lease liabilities	Current portion	$32,273	$23,681
	Long-term portion	31,269	5,501
Total lease liabilities		$63,542	$29,182

Weighted average remaining lease term
Operating leases		1.92	1.17

Weighted average discount rate
Operating leases		5.80%	5.25%

Cash flow information related to leases consists of the following:

	Three Month Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases *	$-	$12,601
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,494	12,411

** Lease payment has been waived by the landlord between October 2022 and March 2023 in response to government’s pandemic support package.

Future minimum lease payment under non-cancellable lease as of March 31, 2023 are as follows:

Ending December 31,	Operating Leases
Remaining of 2023	$26,205
2024	34,940
2025	5,823
Total lease payments	$66,968
Less: interest	(3,426)
Present value of lease liabilities	$63,542

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2023 and 2022, no GILTI tax obligation existed and the GILTI tax expense was $0.

There was no income tax provision for the three months ended March 31, 2023 and 2022.

Net deferred tax assets consist of the following components as of:

	March 31, 2023	December 31, 2022
Deferred tax asset:
Net operating loss carry forwards	$183,004	$185,149
Valuation allowance	(183,004)	(185,149)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $458,700, which will carry indefinity for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Tax filings for the Company for the years after 2018 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 10 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of March 31, 2023 and December 31, 2022, the subsidiary had amounts of $291,922 and $259,713, respectively, in total assets, excluding inter-company balances, and it did not revenue for the three months ended March 31, 2023 and 2022, respectively, in revenue. There was no revenue generated from inter-company transactions.

NOTE 11 – SUBSEQUENT EVENT

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

Plan of Operation

Our sole officer and director intends to sell Acer truncatum bunge related health product in the United States and PRC,. In the future, the Company may pursue business opportunities, acquisitions, business combinations, joint ventures, or other agreements with businesses in our industry or elsewhere. t this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is

The following discussion should be read in conjunction with the unaudited interim financial statements contained in this Report and in conjunction with the Company’s Form 10-K/A filed on October 23, 2023. Results for interim periods may not be indicative of results for the full year.

Critical Accounting Policies and Estimates

There have been no material impacts to our accounting estimates as of March 31, 2023 and December 31, 2022, or the results for the three months ended March 31, 2023 and 2022, from the COVID-19 pandemic. The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally. We do not expect future material economic consequences from the COVID-19 pandemic.

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

As with most companies doing business in China, our operations were affected by the ongoing COVID-19 pandemic. The ultimate disruption that may result from the pandemic is uncertain, but it had material adverse impact on our financial positions, operations and cash flows.  The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally. We do not expect future material economic consequences from the COVID-19 pandemic.

Results of Operations

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change	Percent
Net Sales	$-	$-	-	-%
Cost of Sales	-	-	-	-%
Gross Profit	-	-	-	-%

Operating expenses:
Selling, general and administrative	6,233	23,960	(17,727)	(74)%
Professional fees	9,110	17,593	(8,483)	(48)%

Total operating expenses	15,343	41,553	(26,210)	(63)%

Loss from operations	(15,343)	(41,553)	26,210	(63)%

Other income (expenses):
Interest income	4	-	4	100%
Interest expense	(6,000)	(6,000)	-	-%
Other income	1	2	(1)	(50)%
Total other expenses, net	(5,995)	(5,998)	3	0%

Loss before income taxes	(21,338)	(47,551)	26,213	(55)%
Income tax expense	-	-

Net loss	$(21,338)	$(47,551)	$26,213	(55)%

Net sales, cost of sales and gross profit

For the three months ended March 31, 2023 and 2022, no sales were occurred due to the COVID-19 pandemic and new regulations restricting our operations in PRC.

Total operating expenses

For the three months ended March 31, 2023, total operating expenses were $15,343, which mainly consisted of professional fee of $9,110, payroll expenses of $5,601, office and other expenses of $632. For the three months ended March 31, 2022, total operating expenses were $41,553, which consisted of professional fee of $17,593. Rent expenses in China of $15,227, office and other expenses in China of $8,733. Total operating expenses decreased $26,210, or 63%, for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Total other income (expense)

For the three months ended March 31, 2023, total other expenses was $5,995, which consists mainly of interest expense, offset by interest income of $4 and other income of $1. For the three months ended March 31, 2022, total other expenses were $5,998, which is the interest expense of $6,000, offset by other income of $2.

Net income (loss)

For the three months ended March 31, 2023, net loss was $21,338, a decrease of loss of $26,213 or 55% compared with the net loss of $47,551 for the three months ended March 31, 2022. The decrease of loss was mainly due to lack of business activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the COVID-19 pandemic and regulations restricting business operating in China.

Liquidity and Capital Resources

As of March 31, 2023, cash and cash equivalents and total assets were $27,129 and $129,424, respectively, compared to the cash and cash equivalent and total assets of $23,852 and $122,087, respectively as of December 31, 2022. As of March 31, 2023, total liabilities were $814,642, of which $200,000 was convertible note payable, $158,000 was interest payable and $387,918 was due to our sole officer and director as an unsecured, non-interest bearing demand loan. As of December 31, 2022, the Company had total liabilities of $786,209, of which $387,918 was due to related party, $200,000 was convertible note payable and $152,000 was interest payable. As of March 31, 2023, and December 31, 2022, the Company had negative working capital amount of $483,884 and $458,621, respectively.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash flows provided by operating activities $3,554 resulted from net loss of $21,338 increased by $32,649 in the changes of accounts receivable, decreased by $36,160  in amortization of right-of-use of assets, $6,000 in changes in interest payable, $3,654 in changes in customer deposit and $34,322 in lease liabilities,  decreased by $15,573 in changes in accrued liabilities.  For the three months ended March 31, 2022, net cash flows used in operating activities $29,450 resulted from net loss of $47,551, increased by $6,000 of interest expense, $13,215 of accrued liabilities and $1,114 of prepaid expenses. The net increase of cash flows of $33,004 or 112% in operating activities in three months ended March 31, 2023 compared to 2022 was mainly due to restrictions on our business during COVID-19 in the first quarter of 2023 compared to the same period in 2022.

Cash Flows from Investing Activities

For the three months ended March 31, 2023 and 2022, the Company did not have any cash flow from investing activities.

Cash Flows from Financing Activities

The Company financed its operations primarily from the advances from the Company’s sole officer and director. For the three months ended March 31, 2023 and March 31, 2022, there was no cash flow from financing activity.

Going Concern Consideration

As of March 31, 2023, the Company had an accumulated deficit of $1,300,000 and its current liabilities exceeded its current assets, resulting in a negative working capital of $483,884. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the three months ended March 31, 2023 and 2022, the Company recognized interest expenses related to the convertible note of $6,000 and $6,000 respectively. As of March 31, 2023, and December 31, 2022, net balances of the convertible note were $200,000 and $200,000, respectively.

Operating Lease

The Company has operating lease for its office in China. Rental expenses for the three months ended March 31, 2023 and 2022 were $2,801 and $15,227, respectively. As of March 31, 2023, the remaining lease term was 23 months. Total future minimum annual lease payments under operating lease were as follows:

Ending March 31,	Operating Leases
Remaining of 2023	$26,205
2024	34,940
2025	5,823
Total lease payments	$66,968
(3,426)
Total lease payments	$63,542

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

Based on that evaluation, as of March 31, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: July 5, 2024	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

