Form 10-Q
period 2023-06-30
MAKINGORG, INC.
filed 2024-07-26
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 24, 2024
Common Stock: $0.001	35,540,000

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,587	$23,852
Accounts receivable – related party	-	32,334
Inventories	27	-
Advances to vendor and others	42,999	41,314
Total Current Assets	58,613	97,500

Right-of-use assets - operating leases	50,398	24,587

Total Assets	$109,011	$122,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$164,000	$152,000
Accrued liabilities	19,818	17,109
Lease liabilities - operating leases	31,006	23,681
Due to related party	387,918	387,918

Total Current Liabilities	602,742	580,708

Long-Term Liabilities
Convertible note payable, noncurrent	$200,000	$200,000
Lease liabilities – operating lease, noncurrent	21,690	5,501
Total Long-term Liabilities	221,690	205,501

Total Liabilities	$824,432	$786,209

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive loss	(6,130)	(4,882)
Accumulated deficit	(1,328,713)	(1,278,662)
Total Stockholders’ Deficit	(715,421)	(664,122)

Total Liabilities and Stockholders’ Deficit	$109,011	$122,087

See accompanying notes to unaudited consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net Sales-Related Party	$12,058	$-	$12,058	$-
Cost of Sales	(6,138)	-	(6,138)	-
Gross Profit	5,920	-	5,920	-

OPERATING EXPENSES
Selling, general and administrative	15,891	15,465	22,124	39,425
Professional fees	12,739	13,952	21,849	31,545
TOTAL OPERATING EXPENSES	28,630	29,417	43,973	70,970

LOSS FROM OPERATIONS	(22,710)	(29,417)	(38,053)	(70,970)

OTHER INCOME (EXPENSE)
Interest income	1	102	5	102
Interest expense	(6,004)	(6,000)	(12,004)	(12,000)
Other income	-	-	1	-
TOTAL OTHER EXPENSES, NET	(6,003)	(5,898)	(11,998)	(11,898)

LOSS BEFORE INCOME TAX	(28,713)	(35,315)	(50,051)	(82,868)

Income tax	-	-	-	-

NET LOSS	$(28,713)	$(35,315)	$(50,051)	$(82,868)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation loss	(1,490)	(7,406)	(1,248)	(7,105)

TOTAL COMPREHENSIVE LOSS	$(30,203)	$(42,721)	$(51,299)	$(89,973)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.001)	$(0.001)	$(0.001)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	35,540,000	$35,540	$583,882	$6,266	$(1,162,307)	$(536,619)

Foreign currency translation loss	-	-	-	(7,105)	-	(7,105)

Net loss	-	-	-	-	(82,868)	(82,868)

Balance, June 30, 2022 (Unaudited)	35,540,000	$35,540	$583,882	$(839)	$(1,245,175)	$(626,592)

Balance, December 31, 2022	35,540,000	$35,540	$583,882	$(4,882)	$(1,278,662)	$(664,122)

Foreign currency translation loss	-	-	-	(1,248)	-	(1,248)

Net loss	-	-	-	-	(50,051)	(50,051)

Balance, June 30, 2023 (Unaudited)	35,540,000	$35,540	$583,882	$(6,130)	$(1,328,713)	$(715,421)

See accompanying notes to unaudited consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,051)	$(82,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	(28,265)	-
Lease liabilities	26,087
Changes in assets and liabilities:
Accounts receivable – related party	32,266	-
Inventory	(28)	-
Prepaid expenses and other current assets	(3,693)	(810)
Interest payable	12,000	12,000
Accrued liabilities	3,617	7,202
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,067)	(64,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	1,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	1,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(198)	(3,241)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,265)	(66,217)
Cash and cash equivalents, beginning of periods	23,852	108,356
Cash and cash equivalents, end of periods	$15,587	$42,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with the generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities and has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had a net loss of $50,051 for the six months ended June 30, 2023, respectively. In addition, the Company had an accumulated deficit of $1,328,713 and $1,278,662 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company has its current liabilities exceed its current assets resulting in negative working capital of $493,731 and 458,621, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2023 and 2022, the Company generates revenue of $12,058 and $0, respectively. The Company generates revenue from sales of acer truncatum-bunge-related health products, such as Nervonic Acid Oil, coffee and tea by its wholly-owned subsidiary in China. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied at point of time when products delivered to customers.

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

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendor and others include primarily deposit for packaging materials. As of June 30, 2023 and December 31, 2022, advances to supplier and others were $42,999 and $41,314, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to Related Party

For the six months ended June 30, 2023 and 2022, the Company’s sole officer loaned the Company $0 and $1,500, respectively. As of June 30, 2023 and December 31, 2022, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $387,918.

Sales to Related Party

For the six months ended June 30, 2023 and 2022, the net sales to Entity A were $12,058 and $0, accounting for 100% of the sales the Company generated, respectively. Accounts receivable due from Entity A were $0 and $32,334 as of June 30, 2023 and December 31, 2022, respectively.

Lease Agreement

On March 1, 2022, the Company entered into a lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the period from March 1, 2022 to February 28, 2023. The Company renewed the lease and has been leasing the property for RMB20,000 per month with the lease expiring on February 28, 2025.  See Note 8 Lease for more information about the lease.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of June 30, 2023 and December 31, 2022, $15,587 and $23,852 balances of the Company’s cash and cash equivalents, were all insured, respectively.

With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts. No uncollectible accounts receivable in the past years.

Major customer

For the six months ended June 30, 2023 and 2022, total sales to Entity A – the 100% customer, were $12,058 and $0, accounted for 100.0% of the sales the Company recognized, respectively. Accounts receivable due from Entity A were $0 and $32,334 as of June 30, 2023 and December 31, 2022, which accounted for 100.0% of the accounts receivable of the Company, respectively.

Major vendors

For the six months ended June 30, 2023 and 2022, the Company purchased $6,138 and $0, respectively, from its vendor. It accounted for 100.0% of total purchase of the Company for the six months ended June 30 2023 and 2022, respectively.

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

On September 1, 2020, the convertible note agreement was extended to September 1, 2022 with no additional consideration. On September 1, 2022, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2024 with no additional consideration. The Company recognized nil discount on the note at the amended agreement date.

The Company recognized interest expense related to the convertible note of $12,000 and $12,000 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, net balance of the convertible note amounted to $200,000.

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

The components of lease expense consist of the following:

		Six Months Ended June 30,
	Classification	2023	2022
Operating lease cost	SG&A expense	$11,106	$21,512

Net lease cost		$11,106	$21,512

Balance sheet information related to leases consists of the following:

Assets	Classification	June 30, 2023	December 31, 2022

Operating lease ROU assets	Right-of-use assets	$50,398	$24,587

Total leased assets		$50,398	$24,587
Liabilities

Operating lease liabilities	Current portion	$31,006	$23,681
	Long-term portion	21,690	5,501
Total lease liabilities		$52,696	$29,182

Weighted average remaining lease term
Operating leases		1.67	1.17

Weighted average discount rate
Operating leases		5.80%	5.25%

Cash flow information related to leases consists of the following:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,666	$18,527
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,470	-

Future minimum lease payment under non-cancellable lease as of June 30, 2023 are as follows:

Ending December 31,	Operating Leases
2023	$16,543
2024	33,087
2025	5,514
Total lease payments	$55,144
Less: Interest	(2,448)
Present value of lease liabilities	$52,696

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three and six months ended June 30, 2023 and 2022, no GILTI tax obligation existed and the GILTI tax expense was $0.

There was no income tax provision for the six months ended June 30, 2023 and 2022.

Net deferred tax assets consist of the following components as of:

	June 30, 2023	December 31, 2022
Deferred tax asset:
Net operating loss carry forwards	$198,224	$185,149
Valuation allowance	(198,224)	(185,149)
Net deferred tax asset	$-	$-

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

NOTE 10 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of June 30, 2023 and December 31, 2022, the subsidiary had amounts of $92,366 and $99,840 respectively, in total assets, excluding inter-company balances, and it generated $12,058 and $0 for the six months ended June 30, 2023 and 2022, respectively, in revenue. There was no revenue generated from inter-company transactions.

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

Plan of Operation

Our sole officer and director intends to sell Acer truncatum bunge related health product in the United States and PRC, In the future, the Company may pursue business opportunities, acquisitions, business combinations, joint ventures, or other agreements with businesses in our industry or elsewhere. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

Critical Accounting Policies and Estimates

There have been no material impacts to our accounting estimates as of June 30, 2023 and December 31, 2022, or the results for the six months ended June 30, 2023 and 2022, from the COVID-19 pandemic. The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally. We do not expect future material economic consequences from the COVID-19 pandemic.

Recent Accounting Pronouncements reflected in the Consolidated and Combined Financial Statements

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

Results of Operations

For the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change	Percent
Net Sales	$12,058	$-	$12,058	100%
Cost of Sales	6,138	-	6,138	100%
Gross Profit	5,920	-	5,920	100%

Operating expenses:
Selling, general and administrative	15,891	15,465	426	3%
Professional fees	12,739	13,952	(1,213)	-9%
Total operating expenses	28,630	29,417	(787)	-3%

Loss from operations	(22,710)	(29,417)	6,707	-23%

Other income (expenses):
Interest income	1	102	(101)	-99%
Interest expense	(6,004)	(6,000)	(4)	-%
Total other income (expenses)	(6,003)	(5,898)	(105)	2%

Loss before income taxes	(28,713)	(35,315)	6,602	-19%
Income tax expense	-	-	-	-%

Net loss	$(28,713)	$(35,315)	$6,602	-19%

Net sales, cost of sales and gross profit

Unaudited consolidated net sales for the three months ended June 30, 2023 and 2022 was $12,058 and $0, respectively. The cost of sales for the three months ended June 30, 2023 and 2022 was $6,138 and $0, respectively, resulting in a gross profit of $5,920 and $0 for the three months ended June 30, 2023 and 2022, respectively. The net sales increase was due to the increase of related party sales in PRC after COVID19.

Total operating expenses

For the three months ended June 30, 2023, total operating expenses were $28,630, which consisted of professional fee of $12,739, China salary, office expenses and rent expense of $15,891. For the three months ended June 30, 2022, total operating expenses were $29,417, which consisted of professional fee of $13,952. Rent expenses in China of $5,504, office and other expenses in China of $10,387. Total operating expenses decreased $787, or 3%, primarily as a result of the decrease in professional fees of $1,213 or 9% and other G&A expenses of $426 or 3% in China for the three months ended June 30, 2023 compared with the three months ended June 30, 2022. Main reason of the decrease was the business recovery in China need more time in China.

Total other income (expenses)

For the three months ended June 30, 2023,  total other expenses were $6,003, which consisted of interest expense of $6,004, and interest income of $1. for the three months ended June 30, 2022, the Company had total other expenses of $5,898, which consists of interest income of $102, interest expense of $6,000.

Net loss

For the three months ended June 30, 2023, the Company had a net loss of $28,713, a $6,602 or 19% decrease of loss as compared with the net loss of $35,315 for the three months ended June 30, 2022. The decrease in net loss was predominantly due to the reasons stated above.

For the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change	Percent
Net Sales	$12,058	$-	$12,058	100%
Cost of Sales	6,138	-	6,138	100%
Gross Profit	5,920	-	5,920	100%

Operating expenses:
Selling, general and administrative	22,124	39,425	(17,301)	-44%
Professional fees	21,849	31,545	(9,696)	-31%
Total operating expenses	43,973	70,970	(26,997)	-38%

Loss from operations	(38,053)	(70,970)	32,917	-46%

Other income (expenses):
Interest income	1	102	(101)	-99%
Interest expense	(12,000)	(12,000)	-	-%
Other income	1	-	1	100%
Total other income (expenses)	(11,998)	(11,898)	(100)	-1%
Interest expense
Losses before income taxes	(50,051)	(82,868)	32,817	-40%
Income tax expense	-	-	-	-%

Net losses	$(50,051)	$(82,868)	$32,817	-40%

Net sales, cost of sales and gross profit

The Company’s consolidated net sales for the six months ended June 30, 2023 and 2022 were $12,058 and $0, respectively. The cost of sales for the six months ended June 30, 2023 and 2022 were $6,138 and $0, respectively, resulting in a gross profit of $5,920 and $0 for the six months ended June 30, 2023 and 2022, respectively. The net sales increase was due to the increase of related party sales in PRC after the COVID19 in the second quarter of 2023.

Total operating expenses

For the six months ended June 30, 2023, total operating expenses were $43,973, which consisted of professional fees of $21,849, China salary of $11,297, China office and other expenses of $6,521 and rent expenses of $2,324, and expenses of $982 in U.S. For the six months ended June 30, 2022, total operating expenses were $70,970, which consisted of professional fees of $31,545, China salary and China office expense of $21,713 and rent expense of $17,712. Total operating expenses for the six months ended June 30, 2023 decreased $26,997 or 38% compared with the six months ended June 30 2022. The reason is due to the less operating activities caused by COVID19 break out in 2023.

Total other income (expenses)

For the six months ended June 30, 2023, the Company had other expenses of $11,998, which consists of interest income of $1, other income of $1 and interest expenses of $12,000. For the six months ended June 30, 2022, the Company had other expenses of $11,898, which consists of interest income of $102, interest expenses of 12,000.

Net loss

For the six months ended June 30, 2023, the Company had a net loss of $50,051, a decrease of net loss of $32,817 or 40% compared with the net loss of $82,868 for the six months ended June 30, 2022. The decrease in net loss was predominantly due to the reasons stated above.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash and cash equivalents and total assets of $15,587 and $109,011, respectively. As of the said date, the Company has total liabilities of $824,432, of which $200,000 is due to convertible note payable and $387,918 was due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of June 30, 2023, and December 31, 2022, the Company had negative working capital amount of $493,731 and $458,621, respectively.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash flows used in operating activities was $8,067 resulting from a net loss of $50,051, a decrease caused by amortization of right-of-use assets of $28,265, increased caused by accounts receivable of $32,266, interest payable of $12,000 and accrued liabilities of $3,617, offset by the increase caused by lease liabilities of $26,087, prepaid expenses of $3,693 and inventory of $28. For the six months ended June 30, 2022, net cash flows used in operating activities was $64,476 resulting from a net loss of $82,868, an increase in prepaid expenses and other current assets of $810, an increase in accrued liabilities of $7,202, increase of interest payable of $12,000.

Cash Flows from Investing Activities

For the six months ended June 30, 2023 and 2022, there was no cash flow from investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2023 and 2022, advances from the Company’s sole officer and director provided were $0 and $1,500, respectively.

Going Concern Consideration

As of June 30, 2023, the Company had an accumulated deficit of $1,328,713 and its current liabilities exceeded its current assets, resulting in a negative working capital of $493,731. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expense related to the convertible note of $12,000 and $12,000, respectively, for the six months ended June 30, 2023 and 2022. As of June 30, 2023, and December 31, 2022, net balances of the convertible note were $200,000 and $200,000, respectively.

Operating Lease

The Company has operating lease for its office in China. Rental expenses for the six months ended June 30, 2023 and 2022 were $8,253 and $2,485, respectively. As of June 30, 2023, the remaining lease term was 20 months. Total future minimum annual lease payments under operating lease were as follows:

Ending June 30,	Operating Leases
Remaining of 2023	$16,543
2024	33,087
2025	5,514
Total lease payments	$55,144
Less: Interest	(2,448)
Total lease payments	$52,696

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

Based on that evaluation, as of June 30, 2023, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: July 25, 2024	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

