Form 10-Q
period 2023-09-30
MAKINGORG, INC.
filed 2024-07-26
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$43,262	$23,852
Accounts receivable – related party	-	32,334
Advances to vendor and others	13,551	41,314
Total Current Assets	$56,813	$97,500

Right-of-use assets - operating leases	43,116	24,587

Total Assets	$99,929	$122,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Interest payable	$170,000	$152,000
Accrued liabilities	4,336	17,109
Lease liabilities - operating leases	31,127	23,681
Due to related party	387,918	387,918
Total Current Liabilities	593,381	580,708

Long-term Liabilities
Convertible note payable	$200,000	$200,000
Lease liabilities – Operating leases, noncurrent	13,941	5,501
Total Long-term liabilities	213,941	205,501

Total Liabilities	$807,322	$786,209

Commitment and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001;150,000,000 shares authorized, 35,540,000 shares issued and outstanding	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive loss	(7,010)	(4,882)
Accumulated deficit	(1,319,805)	(1,278,662)
Total Stockholders’ Deficit	(707,393)	(664,122)

Total Liabilities and Stockholders’ Deficit	$99,929	$122,087

See accompanying notes to unaudited consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net Sales-Related Party	$93,375	$39,507	$105,433	$39,507
Cost of Sales	(56,341)	(31,862)	(62,479)	(31,862)
Gross Profit	37,034	7,645	42,954	7,645

OPERATING EXPENSES
Selling, general and administrative	15,826	11,583	37,950	51,008
Professional fees	6,300	300	28,149	31,845
TOTAL OPERATING EXPENSES	22,126	11,883	66,099	82,853

INCOME(LOSS) FROM OPERATIONS	14,908	(4,238)	(23,145)	(75,208)

OTHER INCOME (EXPENSE)
Interest income	-	15	1	117
Interest expense	(6,000)	(6,000)	(18,000)	(18,000)
Other income	-	121	1	121
TOTAL OTHER EXPENSES	(6,000)	(5,864)	(17,998)	(17,762)

INCOME(LOSS) BEFORE INCOME TAX	8,908	(10,102)	(41,143)	(92,970)

Income tax	-	-	-	-

NET INCOME (LOSS)	$8,908	$(10,102)	$(41,143)	$(92,970)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation loss	(880)	(6,040)	(2,128)	(13,145)

TOTAL COMPREHENSIVE INCOME (LOSS)	$8,028	$(16,142)	$(43,271)	$(106,115)

NET (INCOME) LOSS PER COMMON SHARE: BASIC AND DILUTED	$0.000	$(0.000)	$(0.001)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000	35,540,000	35,540,000

See accompanying notes to unaudited consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Deficit
Balance, December 31, 2021	35,540,000	$35,540	$583,882	$6,266	$(1,162,307)	$(536,619)

Foreign currency translation loss	-	-	-	(13,145)	-	(13,145)

Net loss for the nine months ended September 30, 2022	-	-	-	-	(92,970)	(92,970)

Balance, September 30, 2022	35,540,000	$35,540	$583,882	$(6,809)	$(1,261,739)	$(649,126)

Balance, December 31, 2022	35,540,000	$35,540	$583,882	$(4,882)	$(1,278,662)	$(664,122)

Foreign currency translation loss	-	-	-	(2,128)	-	(2,128)

Net loss for the nine months ended September 30, 2023	-	-	-	-	(41,143)	(41,143)

Balance, September 30, 2023	35,540,000	$35,540	$583,882	$(7,010)	$(1,319,805)	$(707,393)

See accompanying notes to unaudited consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,143)	$(92,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of Right-of-use assets	(20,372)	(1,058)
Lease Liabilities	17,871	96
Changes in assets and liabilities:
Accounts receivable – related party	31,785	(33,850)
Advances to vendor and others	26,723	33,907
Interest payable	18,000	18,000
Accrued liabilities	(12,638)	(586)

CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,226	(76,461)

CASH FLOWS FROM FINANCING ACTIVITIES
New loan from related party	-	1,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	1,500

EFFECT OF EXCHANGE RATE CHANGES	(816)	(4,812)

Net changes in cash and cash equivalents	19,410	(79,773)
Cash and cash equivalents, beginning of periods	23,852	108,356
Cash and cash equivalents, end of periods	$43,262	$28,583

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements.

MakingORG, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had net losses of $41,143 for the nine months ended September 30, 2023. In addition, the Company had accumulated deficits of $1,319,805 and $1,278,662 as of September 30, 2023 and December 31, 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in Form 10-K/A filed on October 23, 2023, have been omitted.

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

Revenue Recognition

The Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method on January 1, 2018. In general, the Company’s performance obligation is to transfer its products to its end user or distributor. Revenues from product sales are recognized when the customer obtains control of the Company’s finished goods product, which occurs at a point in time, typically upon delivery to the customer.

The Company’s revenue mainly generates from the sale of acer truncatum-bunge-related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied at point of time when products delivered to the customer.

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

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendor and others includes primarily deposit for packaging materials. As of September 30, 2023 and December 31, 2022, advances to vendor and others were $13,551 and $41,314, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loan from Related Party

For the nine months ended September 30, 2023 and 2022, the Company borrowed from the sole officer in the amounts of $0 and $1,500, respectively. As of September 30, 2023 and December 31, 2022, the Company obligated the officer, for an unsecured, non-interest-bearing demand loan with a balance of $387,918 and $387,918, respectively.

Sales to Related Party

For the nine months ended September 30, 2023 and 2022, net sales to Entity A were $105,433 and $39,507, accounting for 100% of the sales the Company generated for the periods, respectively. The accounts receivable as of September 30, 2023 and December 31, 2022 were $nil and $32,334, which accounted for 100% of the accounts receivable of the Company, respectively.

Lease Agreement

On March 1, 2022, the Company entered into a new lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the same office location for the period from March 1, 2022 to February 28, 2023. The Company renewed the lease on February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025.  See Note 8 Lease for more information about the lease.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of September 30, 2023 and December 31, 2022, $43,262 and $23,852 of the Company’s cash and cash equivalents, were all insured, respectively.

With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts. No uncollectible accounts receivable in the past years.

Major customer

For the nine months ended September 30, 2023 and 2022, total sales to Entity A – the 100% customer, were $105,433 and $39,507, accounted for 100.0% of the sales the Company recognized, respectively. Accounts receivable due from Entity A were $0 and $32,334 as of September 30, 2023 and December 31, 2022, which accounted for 100.0% of the accounts receivable of the Company, respectively.

Major vendor

For the nine months ended September 30, 2023 and 2022, the Company purchased $62,479 and $31,862, respectively from one vendor. It accounted for 100.0% of total purchase of the Company for the nine months ended September 30, 2023 and 2022.

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

The Company recognized interest expenses related to the convertible note of $18,000 and $18,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, net balance of the convertible note amounted to $200,000 and $200,000 with $170,000 and $152,000 interest payable, respectively.

NOTE 8 – LEASE

On March 1, 2022, the Company entered into a lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent was lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease was for a one-year term and the Company had priority to renew the lease. The Company renewed the lease and has been leasing the property since February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025.  Leases is classified as operating at the inception of the lease and ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date with 5.80% incremental borrowing rate used. The lease does not contain any residual value guarantees or material restrictive covenants.

The components of lease expense consist of the following:

		For the Nine Months Ended September 30,
	Classification	2023	2022
Operating lease cost	Operating expense	$19,289	$19,385

Net lease cost		$19,289	$19,385

Balance sheet information related to leases consists of the following:

Assets	Classification	September 30, 2023	December 31, 2022

Operating lease ROU assets	Right-of-use assets	$43,116	$24,587

Total lease assets		$43,116	$24,587
Liabilities
Operating lease liabilities
Short-term		$31,127	$236,811
Long-term		13,941	5,501

Total lease liabilities		$45,068	$29,182

Weighted average remaining lease term
Operating leases		1.42	1.17

Weighted average discount rate
Operating leases		5.80%	5.25%

Cash flow information related to leases consists of the following:

	For the Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases *	$8,537	$19,385
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,471	12,194

Future minimum lease payment under non-cancellable lease as of September 30, 2023 are as follows:

Ending September 30,	Operating Leases
Remaining of 2023	$8,264
2024	33,054
2025	5,509
Total lease payments	46,827
Less: interest	(1,759)
Present value of lease liabilities	$45,068

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the nine months ended September 30, 2023 and 2022, no GILTI tax obligation existed, and the GILTI tax expense was $0.

Income tax provision for the nine months ended September 30, 2023 and 2022 were $0 and $0, respectively.

Net deferred tax assets consist of the following components:

	September 30, 2023	December 31, 2022
Deferred tax asset:
Net operating loss carry forwards	$198,198	$185,149
Valuation allowance	(198,198)	(185,149)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $500,593, will carry indefinitely for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited to use in future years. Tax filings for the Company for the years after 2018 are available for examination by state tax jurisdictions and federal tax purposes.

NOTE 10 – SEGMENT REPORTING

The Company operates in one industry segment, selling Acer truncatum bunge related health products through its wholly owned subsidiary in China. As of September 30, 2023 and December 31, 2022, China subsidiary had amounts of $84,207 and $99,840, respectively, in total assets, excluding inter-company balances, and it generated $105,433 and $39,507 for the nine months ended September 30, 2023 and 2022, respectively, in revenue. There was no revenue generated from inter-company transactions.

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

Critical Accounting Policies and Estimates

There have been no material impacts to our accounting estimates as of September 30, 2023 and December 31, 2022, or the results for the three and nine months ended September 30, 2023 and 2022, from the COVID-19 pandemic. The federal COVID-19 Public Health Emergency declaration in the U.S. ended in May 2023, and COVID-19 restrictions have been lifted in many locations globally. We do not expect future material economic consequences from the COVID-19 pandemic.

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

Results of Operations

For the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change	Percent
Net Sales	$93,375	$39,507	$53,868	136%
Cost of Sales	(56,341)	(31,862)	(24,479)	77%
Gross Profit	37,034	7,645	29,389	384%

Operating expenses:
Selling, general and administrative	15,826	11,583	4,243	37%
Professional fees	6,300	300	6,000	2,000%
Total operating expenses	22,126	11,883	10,243	86%

Income (Loss) from operations	14,908	(4,238)	19,146	(452)%

Other income (expenses):
Interest income	-	15	(15)	(100)%
Interest expense	(6,000)	(6,000)	-	-%
Other Income	-	121	(121)	(100)%
Total other expenses	(6,000)	(5,864)	(136)	2%

Net income (loss) before income taxes	8,908	(10,102)	19,010	(188)%
Income tax expense	-	-	-	-%

Net Income (loss)	$8,908	$(10,102)	$19,010	(188)%

Net sales

The Company’s consolidated net sales for the three months ended September 30, 2023 and 2022 were $93,375 and $39,507, respectively. Cost of sales for the three months ended September 30, 2023 and 2022 were $56,341 and $31,862, respectively, resulting in gross profits of $37,034 and $7,645 for the three months ended September 30, 2023 and 2022, respectively. The revenue increase of $53,868 or 136%, the cost of sales increase of $24,479 or 77%, and the gross profit increase of $29,389 or $384% was due to the increase in related party sales in PRC in the three months ended September 30, 2023 compared with the same period in 2022. The sales concentrate on one customer which consists of 100% of the revenue.

Total operating expenses

For the three months ended September 30, 2023, total operating expenses were $22,126, which consisted of professional fees of $6,300, China expenses including rent of $9,459, salaries and other expenses of $6,367. For the three months ended September 30, 2022, total operating expense was $11,883, which consisted of professional fees of $300, China salary of $5,886, office other expenses of $5,697. Total operating expenses increased $10,243, or 86%, primarily as a result of the increase in professional fees of $6,000, and China office and other expenses increase of $4,243.

Total other income (expenses)

For the three months ended September 30, 2023, total other expenses were $6,000, which is related to the convertible note. For the three months ended September 30, 2022, the Company had total other expenses of $5,864, which consists primarily of interest expense of $6,000, offset by other income of $121 and interest income of $15. Other expenses for the three months ended September 30, 2023 stayed the same level as the other expenses for the nine months ended September 30, 2022.

Net Income (loss)

For the three months ended September 30, 2023, the Company had a net income of $8,908, compared with a net loss of $10,102 for the three months ended September 30, 2022, a net increase of income of $19,010 or 188%. The increase in net income was due to the reasons stated above.

For the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change	Percent
Net Sales	$105,433	$39,507	$65,926	167%
Cost of Sales	(62,479)	(31,862)	(30,617)	96%
Gross Profit	42,954	7,645	35,309	462%

Operating expenses:
Selling, general and administrative	37,950	51,008	(13,058)	(26)%
Professional fees	28,149	31,845	(3,696)	(12)%
Total operating expenses	66,099	82,853	(16,754)	(20)%

Loss from operations	(23,145)	(75,208)	52,063	(69)%

Other income (expenses):
Interest income	1	117	(116)	(99)%
Interest expense	(18,000)	(18,000)	-	-%
Other income	1	121	(120)	(99)%
Total other income (expenses)	(17,998)	(17,762)	(236)	1%

Loss before income taxes	(41,143)	(92,970)	51,827	(56)%
Income tax expense	-	-	-	-

Net loss	$(41,143)	$(92,970)	$51,827	(56)%

Net sales

The Company’s consolidated sales increased by $65,926, or 167% to $105,433 for the nine months ended September 30, 2023 from $39,507 for the nine months ended September 30, 2022. Cost of sales increased $30,617 or 96% to $62,479 for the nine months ended September 30, 2023 from $31,862 for the nine months ended September 30, 2022. It resulted in a gross profit increased by $35,309 or 462% to $42,954 for the nine months ended September 31, 2023 from $7,645 for the nine months ended September 31, 2022. Gross profit increased due to the increase in related party sales in PRC after the Pandemic in 2023 compared to 2022. The sales concentrate on one customer, which consists of 100% of the revenue.

Total operating expenses

For the nine months ended September 30, 2023, total operating expenses were $66,099, which consisted of professional fees of $28,149, China salaries, office & other expenses of $21,758 and rent expenses of $15,211, and expenses of $982 in U.S. For the nine months ended September 30, 2022, total operating expenses were $82,853, which mainly consists of professional fees of $31,845, China salary of $17,272, office rent of $25,013 and other expenses of $8,723. Total operating expenses decreased $16,754, or 20%, which was a result of the decrease of $13,058 or 26% in rent and other expenses, and the decrease in professional fees paid of $3,696 or 12% for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.

Total other income (expenses)

For the nine months ended September 30, 2023, the Company had other expenses of $17,998, which consists of interest expenses of $18,000, other income of $1 and interest income of $1. For the nine months ended September 30, 2022, the Company had other expenses of $17,762, which consists of interest income of $117, interest expenses of $18,000 and other income of $121. Other income/expenses were at a similar level for the nine months ended September 30, 2023, compared with the other income/expenses for the September 30, 2022. The decrease of total other expenses of $236, or 1% were caused by the decrease of interest income of $116, and the decrease of other income of $120 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net Loss

For the nine months ended September 30, 2023, the Company had a net loss of $41,143, a decrease of net loss of $51,827 or 56% compared to the net loss of $92,970 for the nine months ended September 30, 2022. The decrease in net loss was due to the reasons stated above.

Liquidity and Capital Resources

As of September 30, 2023, the company had cash and cash equivalents and total assets of $43,262 and $99,929, respectively. As of said date, the Company had total liabilities of $807,322, of which $200,000 was due to convertible note payable, $387,918 was due to the sole officer and director as an unsecured, non-interest-bearing demand loan, $45,068 lease liabilities and $170,000 was interest payable. As of September 30, 2022, the Company had cash and cash equivalents and total assets of $28,583 and $129,636, respectively. As of said date, the Company had total liabilities of $772,370, of which $200,000 was due to convertible note payable a $387,918 was due to the sole officer and director as an unsecured, non-interest-bearing demand loan. As of September 30, 2023, and December 31, 2022, the Company had negative working capital amount of $493,452 and $458,621, respectively.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash flows provided by operating activities was $20,226, resulting from a net loss of $41,143, an increase in the change in accounts receivable of $31,785, an increase in advances to vendor and others of $26,723, interest payable of $18,000 and decrease of amortization of right-of-use assets of $20,372, offset by the increase of accrued liabilities of $12,638 and lease liability of $17,871. For the nine months ended September 30, 2022, net cash flows used in operating activities was $76,461, resulting from a net loss of $92,970, an increase of loss caused by changes in accounts receivable of $33,850, amortization of right-of-use of assets of $1,058 and accrued liability of $586, offset by the increase of advances to vendor and others of $33,907, interest payable of $18,000 and lease liabilities of $96. The net cash flow provided by operating activities for the nine months ended September 30, 2023 was $20,226, an increase of $96,687 from outflow of $76,461 for the nine months ended September 30, 2022.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023 and 2022, there was no cash flow used in investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023 and 2022, advances from the Company’s sole officer and director provided were $0 and $1,500, respectively.

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

The Company had net loss of $41,143 for the nine months ended September 30, 2023, a decrease of loss of $51,827 from the net loss of $92,970 for the nine months ended September 30, 2022, In addition, the Company had an accumulated deficit of $1,319,805 as of September 30, 2023, even though it generated positive cash flow of $20,226 from operating activities for the nine months ended September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company recognized interest expenses related to the convertible note of $18,000 and $18,000, respectively, for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

Operating Lease

The Company has operating lease for its office in China. Rental expenses for the three months ended September 30, 2023 and 2022 were $9,459 and $858, respectively. As of September 30, 2023, the remaining lease term was 17 months. Total future minimum annual lease payments under operating lease were as follows:

Ending September 30,	Operating Leases
Remaining of 2023	$8,264
2024	33,054
2025	5,509
Total lease payments	$46,827
Less: interest	(1,759)
Total lease payments	$45,068

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

Based on that evaluation, as of September 30, 2023, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

MakingORG, Inc.

Dated: July 26, 2024	By:	/s/ Juanzi Cui
Name: Juanzi Cui President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

