Form 10-K
period 2023-12-31
MAKINGORG, INC.
filed 2024-11-12
CIK 1569083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Commission file number: 000-55260

MAKINGORG, INC.
(Exact name of Company as specified in its charter)

Nevada	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

19th Floor, No. 9 Shangqingsi Road,Yuzhong District,

Chongqing, China

+86-023-6330810

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

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒.     No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently completed fiscal quarter was $7,588,899 (computed by reference to the closing price of a share of the Company’s common stock of $0.75 on that date as reported).

As of October 22, 2024, 35,540,000 shares of the issuer’s common stock were issued and outstanding.

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

On September 1, 2024, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2026 with no additional consideration. No discount is recognized at the amended agreement date.

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

Our operations and assets are located in China. In addition, our executive officers and directors are non-residents of the U.S., and substantially all the assets of such persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of our officers or directors.

Item 1B. Unresolved Staff s

None

Item 2. Properties

The Company entered into a lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent was lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease was for a one-year term and the Company had the priority to renew the lease. The Company renewed the lease and has been leasing the property since February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025.  Leases is classified as operating at the inception of the lease and ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date with 5.93% incremental borrowing rate used. The lease does not contain any residual value guarantees or material restrictive covenants. The Company currently has no finance leases.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2014, the Company became listed on the OTCQB under the symbol “DRIM”. As of August 25, 2014, the trading symbol of the Company became “CQCQ”. The Company is now quoted on the OTC Pink Sheets. The high and low sales prices as reported on the OTC as of the end of each quarter commencing on January 1, 2024 through December 31, 2024 was $0.75. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTC Markets on October 23, 2024, was $0.75.

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

Holders

As of October 22, 2024, there were 35,540,000 shares of common stock issued and outstanding, which were held by 312 stockholders of record.

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

On September 1, 2024, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2026 with no additional consideration. No discount is recognized at the amended agreement date.

The Company incurred interest expense related to the convertible note of $24,000 and $24,000 for the years ended December 31, 2023 and 2022, respectively. No unamortized debt discount as of December 31, 2023 and 2022, respectively. As of December 31, 2023, and 2022, net balance of the convertible note amounted to $200,000 and $200,000, respectively.

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

The Company and its subsidiaries purchase Acer truncatum bunge seed oil from China, outsource to third parties to manufacture Acer truncatum bunge related health products, and sell to distributors in PRC.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it spread to several other countries and infections have been reported globally. China governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. As a result, the Company closed its China operations from the end of January 2020 to the end of March 2020.

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

Plan of Operation

Our sole officer and director intends to sell Acer truncatum bunge related health product in the United States and PRC. We may just identify and negotiate with another company for a business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of any future outbreak within the markets in which we operate, the related impact on our customers and suppliers and the possibility of an economic recession after the virus has subsided, all of which are highly uncertain and ever-changing. Any of these factors could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity. The severity and duration of any such impacts, including after the virus has subsided, cannot be predicted.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analysing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. The officer and director of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of her investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited consolidated financial statements cannot be obtained.

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

	Average Rate for the Twelve Months Ended December 31,
	2023		2022
China yuan (RMB)	RMB	7.073186	RMB	6.728489
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	December 31, 2023		December 31, 2021
China yuan (RMB)	RMB	7.058973	RMB	6.909062
United States dollar ($)		$1.000000		$1.000000

LEASE

The Company adopted ASC 842 on January 1, 2019. On March 1, 2022, the Company entered into a new lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the same office location for the period from March 1, 2022 to February 28, 2023.  Pursuant to the lease agreement, monthly rent is lowered to RMB20,000 (approximately $2,800), payable by the 5th of each month with the first two-month rent free. The lease was for a one-year term and the Company had priority to renew the lease. The Company renewed the lease and has been leasing the property since February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025. The lease was classified as an operating lease at inception, and results in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under a similar term, which is 5.93%. The lease does not contain any residual value guarantees or material restrictive covenants. Based on the lease agreement, $35,019 and $36,593 right-of-use (“ROU”) assets and lease liabilities was recognized as of December 31, 2023, respectively.

The components of lease expense consist of the following:

		Years Ended December 31,
	Classification	2023	2022
Operating lease cost	Selling, General & Administrative expenses	$21,319	$18,873

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Right-of-use assets	$35,019	$24,587
Liabilities
Operating lease liabilities	Current portion	$31,210	$23,681
Operating lease liabilities	Long-term portion	5,383	5,501
Total lease liabilities		$36,593	$29,182

Weighted average remaining lease term
Operating leases		1.17	1.17

Weighted average discount rate
Operating leases		5.93%	5.25%

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

Results of Operations

For the years ended December 31, 2023 and December 31, 2022

	Years Ended December 31,
	2023	2022	Change	Percent
Net Sales	$142,048	$38,751	$103,297	267%
Cost of Sales	84,858	31,252	53,606	172%
Gross Profit	57,190	7,499	49,691	663%

Operating expenses:
Selling, general and administrative	56,091	62,728	(6,637)	-11%
Professional fees	59,095	38,745	20,350	53%

Total operating expenses	115,186	101,473	13,713	14%

Other income (expenses):
Interest income	1	122	(121)	-99%
Interest expense	(24,000)	(24,000)	-	0%
Other income	113	2,297	(2,184)	-95%
Loss on inventory write-down	-	-	-	-%
Total other income (expenses)	(23,886)	(21,581)	(2,305)	11%

Income (Loss) before income taxes	(81,882)	(115,555)	33,673	-29%
Income tax expense	800	800	-	-%

Net loss	$(82,682)	$(116,355)	$33,673	-29%

Sales, cost of sales and gross profit

The Company’s consolidated sales for the year ended December 31, 2023 was $142,048, an increase of $103,297 or 267% from the sales of $38,751 for the year ended December 31, 2022. Cost of sales for the year ended December 31, 2023 was $84,858, an increase of $53,606 or 172% from cost of sales of $31,252 for the year ended December 31, 2022. It resulted in a gross profit of $57,190 for the year ended December 31, 2023, an increase of $49,691 or 663% from the gross profit of $7,499 for the year ended December 31, 2022. The increase in sales, cost and gross profit was due to the increase of sales in PRC because the COVID-19 was affecting less in people’s life in 2023 compared to 2022, and starting in 2023 the global economics are recovering.

Total operating expenses

For the year ended December 31, 2023, total operating expenses were $115,186, which consisted of professional fees of $59,095, China rent expense of $21,319, China salary, office expense and miscellaneous expense of $34,772. For the year ended December 31, 2022, total operating expenses were $101,473, which consisted of professional fees of $38,745, China rent expense of $38,554, China salary, office expense and miscellaneous expense of $24,174. Total operating expenses increased $13,713, or 14% due to professional fees increase in 2023 but reduction of rent expenses because of three month rent exemption for the first quarter of 2023 in China.

Total other income (expense)

For the year ended December 31, 2023, total other expenses were $23,886, which consisted of interest expense of $24,000, interest income of $1 and other income of $113. For the year ended December 31, 2022, total other expenses were $21,581, which consisted of interest expense of $24,000, interest income of $122 and other income of $2,297. Total other expense increased $2,305, or 11% for the year ended December 31, 2023 from the year ended December 31, 2022, primarily due to the decrease in other income, which consists of the local government subsidy in China in 2022.

Net loss

For the year ended December 31, 2023, the Company had a net loss of 82,682, a decrease of loss of $33,673 or 29% from the net loss of 116,355 for the year ended December 31, 2022. The decrease of net loss was due to the reasons stated above.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash and cash equivalents and total assets of $18,504 and $81,097, a decrease of $5,348 or 22% in cash and cash equivalents and a decrease of $40,990 or 34% in total assets compared to the cash and cash equivalents and total assets of $23,852 and $122,087, respectively as of December 31, 2022. As of December 31, 2023, the Company had total liabilities of $829,424, of which $1,276 was accounts payable, $200,000 was convertible note payable, $176,000 was interest payable, $11,871 was accrued liabilities, $36,593 was lease liabilities and $389,518 was due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of December 31, 2022, the Company had total liabilities of $786,209, of which $$200,000 was convertible note payable, $152,000 was interest payable, $17,109 was accrued liabilities, $23,681 was lease liabilities and $387,918 was due to our sole officer and director as an unsecured, non-interest-bearing demand loan. As of December 31, 2023, and 2022, the Company had negative working capital amount of $542,944 and $458,621, respectively, an increase of negative working capital of $84,323 or $18%.

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

Our operations may be affected by the ongoing or future regulations regarding the COVID-19 pandemic. The ultimate disruption that may result from the virus is uncertain, but it may result in a material adverse impact on our financial position, operations and cash flows.

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash flows used in operating activities is $6,958, resulting from a net loss of $82,682, a net increase of $73,954 or 91% from the net cash used in operating activities of $80,912 for the year ended December 31, 2022. It caused by the decrease of loss of $33,673, a net decrease of accounts receivable change of $64,786, a net increase of inventories change of $9,142, a net increase of customer deposit change of $14,138, a net increase of lease liabilities of $7,492, a net increase of account payable of $1,272, and a net decrease of $11,207 caused by changes in accrued liabilities, offset by the decrease of amortization of right-of-use of assets of $15,126 and decrease of $11,932 in prepaid expenses and other current assets. For the year ended December 31, 2022, net cash flows used in operating activities is $80,912, resulting from a net loss of $116,355, a net decrease of accounts receivable change of $82,706, a net decrease of lease liabilities of 27,418 and a net decrease of $421 caused by changes in accrued liabilities, offset by the increase of amortization of right-of-use of assets of $4,194 and increase of $111,431 in prepaid expenses and other current assets.

Cash Flows from Investing Activities

For the years ended December 31, 2023 and 2022, no cash flow from investing activity.

Cash Flows from Financing Activities

The Company financed the operations primarily from the advances from its sole officer and director. For the years ended December 31, 2023 and 2022, cash flows provided by advances from the Company’s sole officer and director of $1,600 and $1,500, respectively, an increase of $100 or 7% because of the operation needs.

Going Concern Consideration

The Company had net losses of $82,682 and $116,355 for the years ended December 31, 2023 and 2022 respectively. In addition, the Company had accumulated deficits of $1,361,344 and $1,278,662 and generated not enough/negative cash flows from operating activities as of and for the years ended December 31, 2023 and 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 1, 2024, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note to September 1, 2026 with no additional consideration. No discount on the note was recognized at the amended agreement date.

The Company recognized interest expense related to the convertible note of $24,000 and $24,000 for the years ended December 31, 2023 and 2022, respectively. There was no unamortized debt discount as of December 31, 2023 and 2022 respectively. As of December 31, 2023 and 2022, net balances of the convertible note were $200,000.

Operating Lease

On March 1, 2022, the Company entered into a lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent was lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease was for a one-year term and the Company had the priority to renew the lease. The Company renewed the lease and has been leasing the property since February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025.  Leases is classified as operating at the inception of the lease and ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date with 5.93% incremental borrowing rate used. The lease does not contain any residual value guarantees or material restrictive covenants.

As of December 31, 2023, total future minimum annual lease payments under non-cancellable lease are follows:

Operating Leases
2024	$32,380
2025	5,397
Total lease payments	37,777
Less: Interest	(1,184)
Present value of lease liabilities	$36,593

Material Definitive Agreement

MakingOrg, Inc.’s subsidiary, Chongqing Beauty Kenner Biotechnology Co., Ltd., entered into a Strategic Cooperation Framework Agreement (the “Agreement”) with Hangzhou Life Century Hualian Supermarket Chain Co., Ltd. (“HLCH”), dated May 25, 2018, pursuant to which the Company agreed to assist HLCH in identifying brand-specific, high tech characteristics products, such as acer truncatum nervonic acid oil, acer truncatum seed oil capsule, acer truncatum edible oil, acer truncatum oil with nervonic acid formula, acer truncatum coffe, acer truncatum tea, canned acer truncatum, acer truncatum cosmetics, acer truncatum skin care products, hair wash products and acer trunncatrum food. The Company has initiated the marketing effort per the Agreement; however, the result has not met the expectation and the Company is still finding solutions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

MakingORG, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MakingORG, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

/s/ Simon & Edward, LLP
(PCAOB #2485)

Rowland Heights, California

November 11, 2024

We have served as the Company’s auditor since 2016.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$18,504	$23,852
Accounts receivable – related party	-	32,334
Inventories	9,160	-
Advances to vendor and others	18,414	41,314
Total Current Assets	46,078	97,500

Right-of-use assets – operating lease	35,019	24,587

Total Assets	$81,097	$122,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,147	$17,109
Interest payable	176,000	152,000
Customer deposit – related party	14,166	-
Lease liabilities - operating lease	31,210	23,681
Due to related party	389,518	387,918
Total Current Liabilities	624,041	580,708

Long-Term Liabilities
Convertible note payable, noncurrent	200,000	200,000
Lease liabilities – operating lease, noncurrent	5,383	5,501
Total Long-term Liabilities	205,383	205,501

TOTAL LIABILITIES	829,424	786,209

Commitment and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001; 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized, 35,540,000 shares issued and outstanding	35,540	35,540
Additional paid-in capital	583,882	583,882
Accumulated other comprehensive income	(6,405)	(4,882)
Accumulated deficit	(1,361,344)	(1,278,662)
Total Stockholders’ Deficit	(748,327)	(664,122)

Total Liabilities and Stockholders’ Deficit	$81,097	$122,087

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2023	2022

REVENUE – RELATED PARTY	$142,048	$38,751
Cost of Revenue	(84,858)	(31,252)
GROSS PROFIT	57,190	7,499

OPERATING EXPENSES
Selling, general and administrative	56,091	62,728
Professional fees	59,095	38,745
TOTAL OPERATING EXPENSES	115,186	101,473

LOSS FROM OPERATIONS	(57,996)	(93,974)

OTHER INCOME (EXPENSE)
Interest income	1	122
Interest expense	(24,000)	(24,000)
Other income, net	113	2,297
Loss on inventory write-down	-	-
TOTAL OTHER EXPENSE, NET	(23,886)	(21,581)

LOSS BEFORE INCOME TAX	(81,882)	(115,555)

Income tax	800	800

NET LOSS	$(82,682)	$(116,355)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation income	(1,523)	(11,148)

TOTAL COMPREHENSIVE LOSS	$(84,205)	$(127,503)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.002)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	35,540,000	35,540,000

See accompanying notes to consolidated financial statements.

MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2021	35,540,000	$35,430	$583,882	$6,266	$(1,162,307)	$(536,619)

Foreign currency translation income	-	-	-	(11,148)	-	(11,148)

Net loss	-	-	-	-	(116,355)	(116,355)

Balance, December 31, 2022	35,540,000	35,430	583,882	(4,882)	(1,278,662)	(664,122)

Foreign currency translation loss	-	-	-	(1,523)	-	(1,523)

Net loss	-	-	-	-	(82,682)	(82,682)

Balance, December 31, 2023	35,540,000	$35,540	$583,882	$(6,405)	$(1,361,344)	$(748,327)

See accompanying notes to consolidated financial statements.

 MAKINGORG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,682)	$(116,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	(10,932)	4,194
Changes in assets and liabilities:
Accounts receivable	(31,584)	(33,202)
Inventory	(9,142)	-
Prepaid expenses and other current assets	22,009	33,941
Accounts payable	1,272	-
Interest payable	24,000	24,000
Accrued liabilities	(5,220)	5,987
Customer deposit – related party	14,138	-
Lease liabilities	8,015	523
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,958)	(80,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	1,600	1,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,600	1,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	(5,092)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,348)	(84,504)
Cash and cash equivalents, beginning of period	23,852	108,356
Cash and cash equivalents, end of period	$18,504	$23,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$800	$800
Interest paid	$-	$-

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

The Company had net losses of $82,682 and $116,355 for the years ended December 31, 2023 and 2022 respectively. In addition, the Company had an accumulated deficit of $1,361,344 and $1,278,662, respectively, and generated not enough/negative cash flows from operating activities as of and for years ended December 31, 2023 and 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company may seek additional funding through additional issuance of common stock and/or borrowings from financial institutions or the majority shareholder to support its normal business operations. Considering management’s efforts, there is no assurance that the Company will be successful in this or any of its endeavours or become financially viable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are reported realizable value, net of allowance for contractual credits and doubtful accounts, which are recognized in the period the related revenue is recorded. Accounts receivable consists principally of receivables from distributor or end user, arising from the sale of the Company’s product. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Management evaluated that there was no allowance for doubtful accounts as of December 31, 2023 and 2022, respectively.

Inventories

Inventories consist of (a) packing materials (b) raw materials and (c) finished goods, which are stated at the lower of cost or net realizable value under the first-in-first-out method. The Company reviews its inventories periodically for possible excess and obsolescence to determine if any reserves are necessary. There were $9,160 and $0 inventory held on hands as of December 31, 2023 and 2022, respectively.

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

The Company’s revenue is mainly generated from sale of acer truncatum bunge related health products, such as Nervonic Acid Oil, coffee and tea. The Company evaluates its product sales contracts and determines that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customer.

Shipping and handling costs paid by the Company are included in cost of sales.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2023 and 2022.

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

	Average Rate for the Twelve Months Ended December 31,
	2023		2022
China yuan (RMB)	RMB	7.073186	RMB	6.728489
United States dollar (USD)	USD	1.000000		$1.000000

	Exchange Rate at
	December 31, 2023		December 31, 2022
China yuan (RMB)	RMB	7.058973	RMB	6.909062
United States dollar (USD)	USD	1.000000		$1.000000

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

NOTE 4 – ADVANCES TO VENDOR AND OTHERS

Advances to vendors and others were advances for purchasing packaging materials. There were $18,414 and $41,314 advances to vendors as of December 31, 2023 and 2022, respectively. No interest bearing for the advances to vendor.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from Related Party

The Company borrows from its sole officer when there are business operation needs. For the years ended December 31, 2023 and 2022, the Company’s Chief Executive Officer (“CEO”) lent the Company $1,600 and $1,500, respectively, with the loan balances totalled $389,518 and $387,918 as of December 31, 2023 and 2022. The loans were unsecured, non-interest bearing and due on demand.

Revenue - Related Party

The Company sells its product to a related party, Entity A. For the years ended December 31, 2023 and 2022, the Company’s total revenue generated from the sales transactions with the related party were $142,048 and $38,751, respectively. As of December 31, 2023 and 2022, accounts receivable due from Entity A were $0 and $32,334, respectively.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were fully insured.

With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts. No uncollectible accounts receivable in the past years.

Major customer

For the years ended December 31, 2023 and 2022, the Company generated revenues exclusively from one customer – Entity A in the amounts of $142,048 and $38,751, respectively. As of December 31, 2023 and 2022, the $0 and $32,334 accounts receivable due from Entity A accounted 100% of the accounts receivable balance outstanding.

Major vendors

For the years ended December 31, 2023 and 2022, the Company’s purchase from the vendors accounted more than 10% of total purchase were:

	Years Ended December 31,
	2023		2022
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$84,858	100%	$30,466	100%

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

On September 1, 2024, the Company signed an amended and restated 12% convertible promissory note. Pursuant to the amended convertible promissory note, both parties agreed to extend the convertible note agreement to September 1, 2026 with no additional consideration. The Company recognized a discount on the note of $0 at the amended agreement date.

The Company recognized interest expense related to the convertible note of $24,000 and $24,000, respectively, for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had $176,000 and $152,000 interest payable associated with the $200,000 convertible note, respectively.

NOTE 9 – LEASE

The Company adopted ASC 842 on January 1, 2019. On March 1, 2022, the Company entered into a lease agreement with Chongqing Fengpu Wanjia Biotechnology Co., Ltd for the period from March 1, 2022 to February 28, 2023. Pursuant to the lease agreement, monthly rent was lowered to RMB20,000 (approximately $3,200), payable by the 5th of each month with the first two-month rent free. The lease was for a one-year term and the Company had the priority to renew the lease. The Company renewed the lease and has been leasing the property since February 28, 2023 for RMB20,000 per month. The lease expires on February 28, 2025.  Leases is classified as operating at the inception of the lease and ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease terms of the commencement date with 5.93% incremental borrowing rate used. The lease does not contain any residual value guarantees or material restrictive covenants.

The components of lease expense consist of the following:

		Years Ended December 31,
	Classification	2023	2022
Operating lease cost	Selling, General & Administrative expenses	$21,319	$18,873

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Right-of-use assets	$35,019	$24,587
Liabilities
Operating lease liabilities	Current portion	$31,210	$23,681
Operating lease liabilities	Long-term portion	5,383	5,501
Total lease liabilities		$36,593	$29,182

Weighted average remaining lease term
Operating leases		1.17	1.17

Weighted average discount rate
Operating leases		5.93%	5.25%

Cash flow information related to leases consists of the following:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,236	$18,873
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	28,490	15,449

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840.

Future minimum lease payments under non-cancellable lease as of December 31, 2023 was as follows:

Operating Leases
2024	$32,380
2025	5,397
Total lease payments	37,777
Less: Interest	(1,184)
Present value of lease liabilities	$36,593

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

No common stock was issued in 2023 and 2022. As of December 31, 2023 the Company had 35,540,000 shares of common stock issued and outstanding.

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

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the years ended December 31, 2023 and 2022, no GILTI tax obligation existed and the GILTI tax expense was nil.

Provision (benefit) for income tax for the year ended December 31, 2023 consisted of:

Year ended December 31, 2023	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Provision (benefit) for income tax for the year ended December 31, 2022 consisted of:

Year ended December 31, 2022	Federal	State	Foreign	Total
Current	$-	$800	$-	$800
Deferred	-	-	-	-
Total	$-	$800	$-	$800

Net deferred tax assets consist of the following components as of:

	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carry forwards	$192,001	$185,149
Valuation allowance	(192,001)	(185,149)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $460,250, will carry indefinitely for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited to use in future years. Tax filings for the Company for the years after 2018 is available for examination by state tax jurisdictions and federal tax purposes.

NOTE 11 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the years ended December 31, 2023 and 2022 were as follows:

	For the Years ended December 31,
Geographic Areas	2023	2022
Revenue
PRC	142,048	38,751
USA	-	-
Total Revenue	$142,048	$38,751

Income (Loss) from Operations
PRC	$3,268	$(53,000)
USA	(61,264)	(40,974)
Total Loss from operations	$(57,996)	$(93,974)

Net Income (Loss)
PRC	$3,381	$(50,582)
USA	(86,063)	(65,773)
Total Net Loss	$(82,682)	$(116,355)

The geographical distribution of the Company’s financial information as of December 31, 2023 and 2022 were as follows:

	For the Years ended December 31,
Geographic Areas	2023	2022
Reportable Assets
PRC	286,237	259,713
USA	179,383	111,869
Elimination	(25,757)	(25,757)
Total Reportable Assets	$81,097	$122,087

NOTE 12 – SUBSEQUENT EVENT

The Company has evaluated all subsequent events through the date the consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2023 and 2022.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

The specific material weaknesses identified by our management were as follows:

•

The Company lacks qualified resource to proper review accounting records and financial reporting in accordance with Accounting Principles Generally Acceptance in the United States of America (“US GAAP”).

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

Name	Age	Position

Juanzi Cui	53	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director

Juanzi Cui, age 53, has been the President of the Chongqing Municipal Health Management Association since March of 2014. Since 2011 she has been the Chairman of the Chongqing Huang Xin Technology Limited Liability Corporation. Since 2007 she has been the Vice President and Secretary General of Dietitians Association of Chongqing. Since 2006 she is the Chief Executive Officer and President of the Chongqing City Ziman Nutrition and Health Vocational Training School.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 22, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 35,540,000 shares of our common stock issued and outstanding as of October 22, 2024. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Making ORG, Inc., 19th Floor, No. 9 Shangqingsi Road,Yuzhong District, Chongqing, China

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Juanzi Cui	25,421,468	71.53%

Directors and officers as a group (1 person)	25,421,468	71.53%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended December 31, 2023 and 2022, the Company’s sole officer loaned the Company $1,600 and $1,500, respectively. As of December 31, 2023 and 2022, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $389,518 and $387,918, respectively.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Simon & Edward, LLP. Their pre-approved fees billed to the Company are set forth below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$24,500	$24,500
Audit Related Fees	$-	$-
Tax Fees	$3,500	$3,500
All Other Fees	$-	$-

As of December 31, 2023, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

_______________

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

MAKINGORG, INC.

Dated: November 12, 2024	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 12, 2024	By:	/s/ Juanzi Cui
	Name:	Juanzi Cui
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

